Form 10-Q
period 1998-06-30
ICG SERVICES INC
filed 1998-08-31
CIK 1060436

FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or


          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       (Commission File Number 333-51037)

                               ICG SERVICES, INC.
             (Exact name of registrant as specified in its charter)



          Delaware                                  84-1448147
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
            (Address of principal executive offices and registrant's
                    telephone numbers, including area codes)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (The registrant became subject to filing requirements on July 16, 1998).

Yes       No X

     On August 28, 1998, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
     ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  . . . . . .     3
              Consolidated Balance Sheets (unaudited) as of
                December 31, 1997 and June 30, 1998. . . . . . . . . .     3
              Consolidated Statements of Operations (unaudited) for
                the Three Months and Six Months Ended June 30, 1997
                and 1998 . . . . . . . . . . . . . . . . . . . . . . .     5
              Consolidated Statement of Stockholders' Equity
                (unaudited) for the Six Months Ended June 30, 1998 . .     6
              Consolidated Statements of Cash Flows (unaudited) for
                the Six Months Ended June 30, 1997 and 1998 . .  . . .     7
              Notes to Consolidated Financial Statements (unaudited) .     8
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .    13


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22
     ITEM 1.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .    22
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. . . . . . . .    22
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  . . . . . . . . . . . .    22
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . .    22
     ITEM 5.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .    22
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . .    22
              Exhibits . . . . . . . . . . . . . . . . . . . . . . . .    22
              Reports on Form 8-K  . . . . . . . . . . . . . . . . . .    23

                       ICG SERVICES, INC. AND SUBSIDIARIES

                     Consolidated Balance Sheets (unaudited)
                       December 31, 1997 and June 30, 1998


                                                             December 31,           June 30,
                                                                 1997                 1998
                                                            ----------------    -----------------
                                                                       (in thousands)
Assets

Current assets:
  Cash and cash equivalents                                  $    63,368             507,192
  Short-term investments available for sale                            -              16,000
  Receivables:
    Trade, net of allowance of $1,628 and $2,080 at
      December 31, 1997 and June 30, 1998, respectively            2,397               2,778
    Due from ICG (note 5)                                              -              27,133
    Other                                                              -               1,025
                                                            ----------------    -----------------
                                                                   2,397              30,936
                                                            ----------------    -----------------

  Inventory                                                          341                 652
  Prepaid expenses and deposits                                    3,554               3,098
                                                            ----------------    -----------------

    Total current assets                                          69,660             557,878
                                                            ----------------    -----------------

Property and equipment                                           122,007             190,144
  Less accumulated depreciation                                  (49,062)            (65,049)
                                                            ----------------    -----------------
    Net property and equipment                                    72,945             125,095
                                                            ----------------    -----------------

Other assets, net of accumulated amortization:
  Deferred financing costs                                             -              16,695
  Deferred subscriber acquisition costs                            3,115               6,671
  Other                                                            1,127                 861
                                                            ----------------    -----------------
                                                                   4,242              24,227
                                                            ================    =================

    Total assets                                              $  146,847             707,200
                                                            ================    =================
                                                                                     (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES


                                                                          December 31,              June 30,
                                                                              1997                    1998
                                                                        ------------------     -------------------
                                                                                     (in thousands)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                      $      9,314                 37,291
   Accrued liabilities                                                         13,987                 16,027
   Deferred revenue                                                             5,170                  5,613
   Current portion of capital lease obligations                                 2,491                  2,895
                                                                        ------------------     -------------------
      Total current liabilities                                                30,962                 61,826
                                                                        ------------------     -------------------

Capital lease obligations, less current portion                                 3,550                  3,654
Long-term debt, net of discount, less current portion (note 4)                      -                566,388
                                                                        ------------------     -------------------

       Total liabilities                                                       34,512                631,868
                                                                        ------------------     -------------------

Stockholders' equity:
   Common stock                                                                   117                      -
   Additional paid-in capital                                                 207,208                207,798
   Accumulated deficit                                                        (95,134)              (132,534)
   Accumulated other comprehensive income                                         144                     68
                                                                        ------------------     -------------------
      Total stockholders' equity                                              112,335                 75,332
                                                                        ------------------     -------------------

Commitments and contingencies (notes 3, 4, 5, and 6)

        Total liabilities and stockholders' equity                         $  146,847                707,200
                                                                        ==================     ===================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1997 and 1998


                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,
                                                    --------------------------------    ---------------------------------
                                                        1997               1998             1997               1998
                                                    --------------     -------------    --------------    ---------------
                                                                               (in thousands)
Revenue (note 7):
   Internet services                                $   41,020             40,529              80,025            81,063
   Leasing services to ICG (note 5)                          -                452                   -               452
                                                    --------------     -------------    --------------    ---------------
      Total revenue                                     41,020             40,981              80,025            81,515
                                                    --------------     -------------    --------------    ---------------

Operating costs and expenses:
   Cost of Internet services revenue (excluding
      depreciation)                                     23,957             26,190              47,337            51,844
   Selling, marketing, general and administrative
      expenses, including amounts allocated
      from ICG (note 5)                                 19,772             18,132              40,009            35,789
   Depreciation and amortization                         5,880              7,912              11,724            15,179
   Net (gain) loss on disposal of long-lived
      assets                                              (256)               143                (578)              143
   Merger and restructuring costs, including
      amounts allocated from ICG (note 5)                1,712              1,632               1,712             9,378
                                                    --------------     -------------    --------------    ---------------
        Total operating costs and expenses              51,065             54,009             100,204           112,333
                                                    --------------     -------------    --------------    ---------------

      Operating loss                                   (10,045)           (13,028)            (20,179)          (30,818)

Other income (expense):
   Interest expense                                       (110)           (12,759)               (152)          (17,119)
   Interest income                                       1,010              7,305               1,974            10,565
   Other expense, net                                      (28)                (3)                (20)               (3)
                                                    --------------     -------------    --------------    ---------------
                                                           872             (5,457)              1,802            (6,557)
                                                    --------------     -------------    --------------    ---------------

Loss before income taxes                                (9,173)           (18,485)            (18,377)          (37,375)
Income tax expense                                          (6)               (12)                (13)              (25)
                                                    --------------     -------------    --------------    ---------------
     Net loss                                       $    (9,179)          (18,497)            (18,390)          (37,400)
                                                    ==============     =============    ==============    ===============

Other comprehensive income (loss):
   Foreign currency translation adjustment                 144               (181)               (234)              (76)
   Unrealized loss on investment securities                (84)                 -                (305)                -
                                                    --------------     -------------    --------------    ---------------
     Other comprehensive income (loss)                      60               (181)               (539)              (76)
                                                    --------------     -------------    --------------    ---------------

     Comprehensive loss                             $    (9,119)          (18,678)            (18,929)          (37,476)
                                                    ==============     =============    ==============    ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity (unaudited)
                         Six Months Ended June 30, 1998


                                                                                              Accumulated
                                          Common stock        Additional                        other           Total
                                      ----------------------   paid-in       Accumulated     comprehensive   stockholders'
                                         Shares    Amount      capital         deficit          income          equity
                                      ----------- ---------- ------------- ---------------- ---------------- --------------
                                                                      (in thousands)

Balances at January 1, 1998             11,783      $   117     207,208         (95,134)           144            112,335
  Shares issued for cash in connection
    with the exercise of NETCOM's
    options and warrants (note 3)           10            -         341               -              -                341
  Shares issued for cash in connection
    with NETCOM's employee stock
    purchase plan (note 3)                  28            1         131               -              -                132
  Elimination of NETCOM's historical
    equity in connection with NETCOM's
    merger with ICG (note 3)           (11,821)        (118)   (102,349)              -              -           (102,467)
  Contribution of ICG's investment in
    NETCOM to ICG Services, Inc.
    (note 3)                                -            -      102,467               -              -            102,467
  Cumulative foreign currency
    translation adjustment                  -            -            -             (76)           (76)
  Net loss                                  -            -            -         (37,400)             -            (37,400)
                                      ----------- ---------- ------------- ---------------- ---------------- --------------
Balances at June 30, 1998                   -     $      -     207,798        (132,534)            68             75,332
                                      =========== ========== ============= ================ ================ ==============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1997 and 1998


                                                                                        Six months ended June 30,
                                                                                    -----------------------------------
                                                                                         1997                1998
                                                                                    ---------------     ---------------
                                                                                              (in thousands)
Cash flows from operating activities:
  Net loss                                                                           $   (18,390)            (37,400)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                         11,724              15,179
    Interest expense deferred and included in long-term debt                                   -              15,814
    Amortization of deferred subscriber acquisition costs included in
      selling, marketing, general and administrative expenses                              5,799               3,510
    Amortization of deferred financing costs included in interest expense                      -                 422
    Write-off of non-operating assets                                                        992                   -
    Net (gain) loss on disposal of long-lived assets                                        (578)                143
    Change in operating assets and liabilities:
      Receivables                                                                           (724)            (28,539)
      Inventory                                                                               95                (311)
      Prepaid expenses and deposits                                                         (396)                456
      Deferred subscriber acquisition costs                                               (3,160)             (7,066)
      Accounts payable and accrued liabilities                                             1,988              30,017
      Deferred revenue                                                                     1,430                 443
                                                                                    ---------------     ---------------
        Net cash used by operating activities                                             (1,220)             (7,332)
                                                                                    ---------------     ---------------
Cash flows from investing activities:
  Acquisition of property, equipment and other assets                                     (5,340)            (64,869)
  Proceeds from disposition of property, equipment and other assets                        1,089                   -
  Purchase of short-term investments                                                           -             (16,000)
                                                                                    ---------------     ---------------
    Net cash used by investing activities                                                 (4,251)            (80,869)
                                                                                    ---------------     ---------------
Cash flows from financing activities:
  Proceeds from issuance of common stock:
    Exercise of options and warrants                                                           -                 341
    Employee stock purchase plan                                                             868                 132
  Proceeds from issuance of long-term debt                                                 1,578             550,574
  Deferred long-term debt issuance costs                                                       -             (17,205)
  Principal payments on capital lease obligations                                           (601)             (1,807)
                                                                                    ---------------     ---------------
    Net cash provided by financing activities                                              1,845             532,035
                                                                                    ---------------     ---------------
    Net (decrease) increase in cash and cash equivalents                                  (3,626)            443,834
    Effect of exchange rates on cash                                                        (168)                (10)
Cash and cash equivalents, beginning of period                                            73,408              63,368
                                                                                    ---------------     ---------------
Cash and cash equivalents, end of period                                            $     69,614             507,192
                                                                                    ===============     ===============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                            $        172                 883
                                                                                    ===============    ================
  Cash paid for income taxes                                                        $         13                  25
                                                                                    ===============    ================
Supplemental schedule of non-cash financing and investing activity - assets
  acquired under capital leases                                                     $      5,533               2,315
                                                                                     ===============    ================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1997 and June 30, 1998 (unaudited)


(1)  Organization and Nature of Business

     ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). The Company owns all of the issued and outstanding common stock of NETCOM
     On-Line Communication Services, Inc. ("NETCOM"), as described in note 3. NETCOM was incorporated in the State of California in August 1992 and reincorporated in the State of Delaware in October 1994. NETCOM is considered to be a predecessor entity to the Company and, accordingly, the financial statements of the Company prior to January 23, 1998 are the historical consolidated financial statements of NETCOM.

     Through NETCOM, the Company provides Internet access services, World Wide Web (the "Web") site hosting services and other value-added connectivity services, which are primarily targeted to small and medium-sized business customers in the United States, Canada and the United Kingdom.

     On January 23, 1998, ICG Equipment, Inc., a Colorado corporation ("ICG Equipment") and wholly owned subsidiary of the Company, was formed for the principal purpose of purchasing telecommunications equipment, software and capacity and related services for sale and lease to other operating subsidiaries of ICG. ICG Equipment completed its first significant transaction on June 30, 1998, as described in note 5.

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements should be read in conjunction with NETCOM's audited consolidated financial statements for the fiscal year ended December 31, 1997, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Net Loss Per Share

          The Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present net loss per share in its consolidated financial statements as such disclosure is not meaningful.

(3)  Business Combination

     On January 21, 1998, ICG completed a merger with NETCOM, accounted for by ICG as a pooling of interests. At the effective time of the merger, each outstanding share of NETCOM common stock became automatically convertible into shares of ICG common stock at an exchange ratio of 0.8628 shares of ICG common stock per share of NETCOM common stock. In conjunction with the merger between ICG and

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)  Business Combination (continued)

     NETCOM, NETCOM's employee stock purchase plan was dissolved and all outstanding options to purchase common stock of NETCOM were converted into options to purchase common stock of ICG.

     For the six months ended June 30, 1998, the Company recorded approximately $9.4 million of costs related to NETCOM's merger with ICG. These costs consist of $4.4 million of investment advisory and legal and accounting fees, $3.7 million relating to penalties and abandonment of projects resulting from the merger and $1.3 million of other costs associated with the merger.

     In conjunction with the merger, NETCOM established an incentive bonus plan to retain certain key employees through the critical period of business integration. For those participating employees who remain in service at key milestone dates after the merger date, the bonus plan provides for payment of a designated percentage of the employee's total bonus. NETCOM paid approximately $0.4 million to employees under the incentive bonus plan during the six months ended June 30, 1998, approximately $0.6 million subsequent to June 30, 1998 and expects to pay an additional $0.3 million in 1999 under the incentive bonus plan. The Company charges incentive bonus payments, as incurred, to selling, marketing, general and administrative expenses in the statement of operations.

     Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services.

(4)  Long-term Debt

     The Company had no long-term debt outstanding at December 31, 1997. Long-term debt at June 30, 1998 is summarized as follows (in thousands):

       9 7/8% Senior discount notes, net of discount (a)         $  254,338
       10% Senior discount notes, net of discount (b)               312,050
                                                              =================
                                                                 $  566,388
                                                              =================

     (a)  9 7/8% Notes

          On April 27, 1998, the Company completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.6 million, were approximately $242.4 million.

          The 9 7/8% Notes are unsecured senior obligations of the Company that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The indenture for the 9 7/8% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(4)  Long-term Debt (continued)

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes will be accreted through May 1, 2003, the date on which the 9 7/8% Notes may first be redeemed. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

     (b)  10% Notes

          On February 12, 1998, the Company completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.6 million, were approximately $291.0 million.

          The 10% Notes are unsecured senior obligations of the Company that mature on February 15, 2008, at a maturity value of $490.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The indenture for the 10% Notes contains certain covenants which provide limitations on indebtedness, dividends, assets sales and certain other transactions.

          The 10% Notes were originally recorded at approximately $300.6 million. The discount on the 10% Notes is being accreted through
          February 15, 2003, the date on which the 10% Notes may first be redeemed. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

(5)  Related Party Transactions

     Upon the formation of ICG Services, the Company, including ICG Equipment, entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended of each party. All transactions between the Company and its subsidiaries and ICG and its Restricted Subsidiaries are approved by the disinterested members of the Board of Directors of the Company and of ICG and are settled in cash on a quarterly basis.

     For the three months and six months ended June 30, 1998, ICG charged approximately $1.6 million and $3.2 million, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $0.7 million and $1.2 million are included in the Company's selling, marketing, general and administrative expenses for the three months and six months ended June 30, 1998, respectively, and approximately $1.2 million is included in merger and restructuring costs for both the three months and the six months ended June 30, 1998. In addition, for the three months and six months ended June 30, 1998, the Company charged approximately $28.6 million and $29.3 million, respectively, to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)  Related Party Transactions (continued)

     Restricted Subsidiaries. The resulting net receivable from ICG is included in due from ICG in the Company's consolidated balance sheet at June 30, 1998.

     ICG Equipment was formed for the principal purpose of purchasing telecommunications equipment, software and capacity and related services for sale and lease to other operating subsidiaries of ICG. On June 30, 1998, ICG Equipment purchased certain fiber optic equipment from a Restricted Subsidiary of ICG, ICG Telecom Group, Inc. ("ICG Telecom"), for an aggregate purchase price of approximately $21.9 million. Also on June 30, 1998, ICG Equipment entered into a series of agreements to lease $14.8 million of the same fiber optic equipment back to ICG Telecom under 10-year operating leases, with annual lease payments commencing on June 29, 1999. ICG Equipment will recognize revenue from the lease payments ratably over the lease term. The purchase price and defined lease payments are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Equipment on or before September 30, 1998.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4%, based on the average daily balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For the six months ended June 30, 1998, ICG Equipment recorded approximately $0.5 million of monthly service fee revenue under this agreement. At June 30, 1998, the amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $37.5 million.

     In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM and, accordingly, charges NETCOM for costs of any installation and recurring access to its network. For both the three months and six months ended June 30, 1998, NETCOM incurred approximately $1.1 million for installation and recurring local access charges from ICG Telecom.

(6)  Commitments and Contingencies

     The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

     Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $78.9 million at June 30, 1998.

     NETCOM is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(7)  Business Segments

     For the three months and six months ended June 30, 1998, the Company's Leasing Services, consisting solely of the operations of ICG Equipment, generated approximately $0.5 million in revenue and had, at June 30, 1998, approximately $52.2 million of long-lived assets, net of accumulated depreciation. Revenue from international operations represented approximately 13% of the Company's revenue for both the three

                       ICG SERVICES, INC. AND SUBSIDIARIES

(7)  Business Segments (continued)

     months and six months ended June 30, 1998, compared to 8% and 7% for the three months and six months ended June 30, 1997, respectively. At June 30, 1998, the Company's international operations had $10.7 million of long-lived assets, net of accumulated depreciation.

(8)  Subsequent Events

     On July 1, 1998, ICG Equipment purchased certain fiber optic capacity from ICG Telecom for approximately $15.9 million. Also on July 1, 1998, ICG Equipment entered into an agreement to lease the same fiber optic capacity back to ICG Telecom under a 10-year operating lease, with annual lease payments commencing June 30, 1999. ICG Equipment will recognize revenue from the lease payments ratably over the lease term. The purchase price and lease payment are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Equipment on or before October 1, 1998.

     On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which ICG did not already own. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company will account for its investment in ICG Ohio LINX under the equity method of accounting.

ITEM 2. MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history, historical operating losses of NETCOM and lack of credit support from ICG. The results of operations for the six months ended June 30, 1998 represent the consolidated operating results of the Company. See the unaudited consolidated financial statements of the Company for the six months ended June 30, 1998 included elsewhere herein. For all periods prior to January 21, 1998, the results of operations represent the historical operating results of NETCOM, the predecessor business to the Company. The historical operating results of NETCOM were prepared using the unaudited consolidated financial statements of NETCOM for the three months and six months ended June 30, 1997, however, these historical operating results have been reclassified to conform with the classification and presentation of the consolidated statements of operations of the Company for the three months and six months ended June 30, 1998. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     The Company was formed in January 1998 and conducts operations through its two operating subsidiaries, NETCOM and ICG Equipment. NETCOM is a leading provider of high quality Internet solutions to individual and small and medium-sized businesses in the United States and also provides the same high quality Internet solutions in Canada and the United Kingdom. NETCOM offers a broad spectrum of Internet solutions designed to enhance customer productivity through the integration and application of technologies by providing a comprehensive software platform to interface with the Web, premium quality Internet access and support services and on-line tools to automate Web site creation and development.

     NETCOM owns and operates a data communications network consisting of 17 hubs containing frame relay switches and high-performance routers connecting a backbone of leased asynchronous transfer mode ("ATM") switches and leased high-speed dedicated data lines in the United States, Canada and the United Kingdom. NETCOM maintains 246 points of presence ("POPs") in the United States and Canada and also offers virtual local access numbers in Canada and the United Kingdom. The design and architecture of the physical network permits NETCOM to offer highly flexible, reliable high-speed services to its customers and support significant subscriber growth. The NETCOM infrastructure is monitored by network operating centers in San Jose, Dallas, Toronto and London.

     NETCOM derives revenue from dial-up access, direct access and Web site hosting services. In January 1997, NETCOM announced plans to migrate its customer focus away from high volume, low margin consumer customers to higher margin products for small and medium-sized business customers. Although the primary focus has been and will continue to be on small and medium-sized business customers, the Company recently decided, in light of NETCOM's merger with ICG, to continue the acquisition of high volume, lower margin consumer customers as new technology and marketing opportunities exist to increase revenue and operating margin from these customers. During fiscal 1997, average revenue per subscriber increased by 19% measured on a quarterly consolidated basis. This result is primarily due to a higher proportion of dedicated access and Web site hosting subscribers during fiscal 1997 and the introduction of premium-priced dial-up products. For the six months ended June 30, 1998, revenue from dial-up access, direct access and Web site hosting services was $64.4 million, $10.8 million and $4.7 million, respectively, representing approximately 80%, 13% and 6%, respectively, of NETCOM's total revenue. The percentage of dial-up subscribers who subscribed to premium-priced accounts represented approximately 12% of the total number of dial-up subscribers and the end of fiscal 1997 and at June 30, 1998. Management believes that the majority of the customers subscribing to premium-priced services are small to medium-sized businesses. Direct access customers typically purchase equipment and generate nonrecurring start-up revenue. This initial nonrecurring revenue was approximately 1% of NETCOM's revenue for the six months ended June 30, 1998.

     In August 1998, ICG announced its launch of Internet Protocol ("IP") telephony service in 31 U.S. cities, in which ICG will provide long distance voice and data services to customers, at competitively low prices, via NETCOM's backbone network. ICG plans to expand its offering of IP telephony services to

166 U.S. cities by the end of the year. Also in August 1998, ICG announced that NETCOM will begin offering symmetric digital subscriber line ("SDSL") service to small and medium-sized businesses in ICG's service areas in California and Colorado during the third quarter of 1998 and in non-ICG service areas during the fourth quarter of 1998. NETCOM is currently completing trials of asymmetric digital subscriber line ("ADSL") service to be offered to small businesses and individuals later this year. DSL technology uses existing copper infrastructure, which enables customers to obtain high-speed, dedicated telecommunications service at a lower cost than other broadband solutions.

     The Company formed ICG Equipment in January 1998 for the principal purpose of purchasing telecommunications equipment for sale or lease to other operating subsidiaries of ICG. ICG Equipment completed its first significant transaction on June 30, 1998, whereby ICG Equipment purchased $21.9 million of fiber optic equipment from ICG Telecom and entered into a series of agreements to lease back the same equipment to ICG Telecom under 10-year operating leases. Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average daily balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. The Company's results of operations and financial condition will change as the operations of ICG Equipment become more significant and as it consummates acquisitions, if any.

     Cost of revenue (excluding depreciation) from Internet Services principally consists of costs of leased long distance transmission capacity, labor costs, customer support costs, costs of equipment sold to customers and other miscellaneous costs. Transmission capacity is the largest component. NETCOM acquires transmission capacity through month-to-month (or longer) leases.

     Selling, marketing, general and administrative ("SG&A") expenses consist principally of commissions and advertising expenses paid to third party marketing organizations, advertising expenditures made directly by NETCOM and labor costs of NETCOM's internal sales force. NETCOM defers the costs of acquiring Internet subscribers pursuant to Statement of Position 93-7, "Reporting on Advertising Costs," and amortizes those costs over a 12-month period or the estimated life of the customer's subscription, whichever is shorter. The amortization of deferred subscriber acquisition costs is included in SG&A expenses in the Company's consolidated statements of operations. Also included in SG&A expenses are product development expenses which are principally labor costs for programmers and engineers. These personnel are employed to integrate NETCOM's software with software of third party vendors and software and applications used on the Internet. The labor market for computer programmers is highly competitive and labor costs for such personnel have increased and are expected to continue to increase. Additionally, the Company is allocated a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. In future periods, SG&A expenses are expected to substantially increase in absolute dollars as the Company increases its marketing and advertising activities, as well as its leasing operations under ICG Equipment.

     Depreciation and amortization expense is primarily composed of the depreciation of network equipment. As the operations of ICG Equipment become more significant, the Company expects depreciation and amortization expense to increase substantially.

     NETCOM recorded merger costs of approximately $9.4 million for the six months ended June 30, 1998 as a result of its merger with ICG completed in January 1998, which includes deferred expenses incurred prior to the effective date of the merger, aggregating approximately $1.8 million. The total merger costs recorded consist of $4.4 million of investment advisory and legal and accounting fees, $3.7 million relating to penalties and the abandonment of projects resulting from the merger and $1.3 million of other costs associated with the merger.

     Historically, NETCOM has not had significant interest expense. However, as a result of the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively, the Company's interest expense will increase substantially in future periods. Additionally, the Company's interest expense will increase because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash. The Company also expects interest income to increase in the near term until the proceeds from the 9 7/8% Notes and the 10% Notes, which are currently held in short-term investments, are fully invested in the Company's operations.

     The Company expects to acquire telecommunications, Internet and related businesses that complement ICG's business strategy to offer a wide array of telecommunications, Internet and related services primarily to communications-intensive business customers. Acquisition targets could include U.S. or foreign competitive local exchange carriers, Internet service providers and long distance companies, among others. The Company intends to make future acquisitions primarily through the use of ICG common stock, cash on hand and the proceeds from securities offerings. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also shows revenue, operating costs and expenses, operating loss, EBITDA and EBITDA (before nonrecurring charges) as a percentage of the Company's revenue.

                                         Three months ended June 30,                Six months ended June 30,
                                     ------------------------------------------ -----------------------------------------
                                             1997                 1998                  1997                 1998
                                   --------------------  --------------------- -------------------- --------------------
                                      $         %            $          %          $         %          $          %
                                   --------- ---------   ---------  ---------  --------- ---------  --------- ----------
                                                                        (unaudited)
                                                                       (in thousands)
Statement of Operations Data:
Revenue:
  Internet services                 41,020     100       40,529       99      80,025        100     81,063       99
  Leasing services                       -       -          452        1           -          -        452        1
                                   --------- ---------  ---------  ---------  --------- ---------  --------- ---------
      Total revenue                 41,020     100       40,981      100      80,025        100     81,515      100

Cost of Internet services
  revenue (excluding depreciation)  23,957      58       26,190       64      47,337         59     51,844       64
Selling, marketing, general and
  administrative                    19,772      48       18,132       44      40,009         50     35,789       44
Depreciation and amortization        5,880      15        7,912       19      11,724         15     15,179       19
Net (gain) loss on disposal of
  long-lived assets                   (256)     (1)         143        1        (578)        (1)       143        -
Merger and restructuring costs       1,712       4        1,632        4       1,712          2      9,378       11
                                  --------- ---------  ---------  ---------  --------- ---------  --------- ---------
  Operating loss                   (10,045)    (24)     (13,028)     (32)    (20,179)       (25)   (30,818)     (38)

Other Data:
Net cash provided (used)by
  operating activities               1,295               (3,982)             (1,220)                (7,332)
Net cash used by investing
  activities                        (2,951)             (61,298)             (4,251)               (80,869)
Net cash (used) provided by
  financing activities                (105)             241,522               1,845                532,035
EBITDA (1)                          (4,165)    (10)      (5,116)      (12)   (8,455)        (11)   (15,639)     (19)
EBITDA (before nonrecurring
  charges) (1)                      (2,709)     (7)      (3,341)       (8)   (7,321)         (9)    (6,118)      (8)
Capital expenditures (2)             5,592               58,552              10,873                 67,184


                                  June 30,       September 30,        December 31,        March 31,         June 30,
                                    1997              1997                1997              1998              1998
                                  ----------    -----------------    ----------------    ------------      ------------
                                                                      (unaudited)
Statistical Data (3):
Direct access and Web site
  hosting services subscribers       9,070             10,630             12,275             14,976           18,638
Average monthly revenue per
  subscriber                      $  23.95              24.24              25.01              25.12            25.87

(1) EBITDA consists of earnings (loss) before interest, income taxes, depreciation and amortization, and other expenses net, or simply, operating loss plus depreciation and amortization. EBITDA (before nonrecurring charges) represents EBITDA before certain nonrecurring charges such as net
     (gain) loss on disposal of long-lived assets and merger and restructuring costs. EBITDA and EBITDA (before nonrecurring charges) are provided because they are measures commonly used in the Internet and telecommunications industries. EBITDA and EBITDA (before nonrecurring charges) are presented to enhance the understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(2)  Capital expenditures includes assets acquired under capital leases.

(3) Amounts presented are for the three-month periods ended, or as of the end of the period presented.


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Revenue. The Company recorded revenue of approximately $41.0 million for both the three months ended June 30, 1997 and 1998. Between the comparative periods, NETCOM experienced increases in direct access and Web site hosting services revenue of 15% and 51%, respectively, offset by a decrease in dial-up services revenue. The average monthly revenue per subscriber increased 8% from $23.95 for the three months ended June 30, 1997 to $25.87 for the three months ended June 30, 1998. The total number of subscribers decreased by 9% to approximately 512,000 as of June 30, 1998 from approximately 560,000 as of June 30, 1997. International revenue increased by $2.4 million to $5.5 million for the three months ended June 30, 1998 from $3.1 million for the three months ended June 30, 1997. The increase in international revenue is due to the increased subscriber base for NETCOM's international operations which began in 1996. In January 1997, NETCOM announced plans to migrate its customer focus away from high volume, low margin consumer customers to higher margin products for small and medium-sized business customers. Although the primary focus has been and will continue to be on small and medium-sized business customers, the Company recently decided, in light of NETCOM's merger with ICG, to continue the acquisition of high volume, lower margin consumer customers as new technology and marketing opportunities exist to increase revenue and operating margin from these customers. NETCOM anticipates that the number of total subscribers will continue to decline in 1998, while Internet Services revenue per subscriber will continue to increase. There can be no assurance that revenue per subscriber will continue to increase.

     Also included in revenue for the three months ended June 30, 1998 is approximately $0.5 million of Leasing Services revenue, consisting entirely of monthly lease service fees charged by ICG Equipment to ICG Telecom for the cost of carrying assets not yet placed into service.

     Cost of Internet services revenue (excluding depreciation). Cost of revenue (excluding depreciation) from Internet Services was $26.2 million, or 64% of revenue, for the three months ended June 30, 1998 and $24.0 million, or 58% of revenue, for the three months ended June 30, 1997. The increase in cost of revenue (excluding depreciation) in absolute dollars and as a percentage of revenue is primarily attributable to NETCOM's increased network and data communication costs associated with network improvements and with the expansion of NETCOM's operations and customer support staff. International cost of revenue (excluding depreciation) for the three months ended June 30, 1998 was $3.2 million, or 59% of international revenue, compared to $2.9 million, or 93% of international revenue, for the three months ended June 30, 1997. The increase in international cost of revenue (excluding depreciation) in absolute dollars is due primarily to increased network and payroll related costs. The decrease in international cost of revenue (excluding depreciation) as a percentage of international revenue is due to increases in revenue generated from NETCOM's expanding international subscriber base, without corresponding increases in cost of revenue. NETCOM experienced additional direct costs of operations during the initial period of providing its Internet services in international markets. As the subscriber base of NETCOM's international operations continues to increase, the Company expects that international cost of revenue (excluding depreciation) as a percentage of international revenue will continue to decrease. However, the Company expects that cost of revenue (excluding depreciation) for international operations will continue to increase in absolute dollars in the foreseeable future.

     Selling, marketing, general and administrative expenses. SG&A expenses decreased $1.7 million, or 9%, from $19.8 million for the three months ended June 30, 1997 to $18.1 million for the three months ended June 30, 1998. SG&A expenses represent approximately 48% and 44% of revenue for the three months ended June 30, 1997 and 1998, respectively. The decrease in SG&A expenses is primarily attributable to the decrease in consulting costs, amortization of deferred subscriber acquisition costs and costs incurred relating to NETCOM's international operations. In addition, NETCOM adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," during the six months ended June 30, 1998, resulting in the capitalization of salaries and wages and related costs of personnel involved in the internal development of software, which costs were included in SG&A expenses in 1997. NETCOM deferred subscriber acquisition costs of $1.9 million and $5.0 million for the three months ended June 30, 1997 and 1998, respectively, and recorded amortization of such costs (including certain write-offs in 1997) of $2.8 million and $1.9 million for the three months ended June 30, 1997 and 1998, respectively. During the three months ended June 30, 1997, NETCOM also recorded $0.5 million of SG&A expenses under its joint marketing agreement with Grupo Itamarati. NETCOM transferred its ownership interest in the related joint venture company to its partner in December 1997. Offsetting the decrease in NETCOM's SG&A expenses between the comparative periods is $0.7 million in SG&A expenses allocated by ICG for the three months ended June 30, 1998.

     Depreciation and amortization. Depreciation and amortization expense increased $2.0 million, or 34%, from $5.9 million for the three months ended June 30, 1997 to $7.9 million for the three months ended June 30, 1998, primarily as a result of the increase in depreciable assets.

     Net (gain) loss on disposal of long-lived assets. Net (gain) loss on disposal of long-lived assets fluctuated from a net gain of $0.3 million for the three months ended June 30, 1997 to a net loss of $0.1 million for the three months ended June 30, 1998. Net gain on disposal of long-lived assets for the three months ended June 30, 1997 primarily represents a gain on the sale of NETCOM's investment in Excite, Inc. For the three months ended June 30, 1998, net loss on disposal of long-lived assets relates to the loss on the sale of certain Internet equipment.

     Merger and restructuring costs. Merger and restructuring costs for the three months ended June 30, 1997 of $1.7 million relates to the restructuring of NETCOM's subsidiary in the United Kingdom and consists of a $0.4 million write-off of deferred subscriber acquisition costs and $1.4 million in accrued expenses for costs to terminate excess leased office facilities and a write-off of office equipment, furniture and building improvements as a result of consolidating office space. For the three months ended June 30, 1998, merger and restructuring costs includes $1.6 million of merger costs associated with NETCOM's merger with ICG, completed in January 1998, and consists of additional severance and line termination costs.

     Interest expense. Interest expense increased $12.7 million, from $0.1 million for the three months ended June 30, 1997 to $12.8 million for the three months ended June 30, 1998, which includes $12.3 million of non-cash interest. The increase in interest expense is attributable to an increase in long-term debt, primarily the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively.

     Interest income. Interest income increased $6.3 million, from $1.0 million for the three months ended June 30, 1997 to $7.3 million for the three months ended June 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes.

     Other expense, net. Other expense, net recorded for the three months ended June 30, 1997 primarily consists of net losses on foreign currency transactions. Other expense, net recorded for the three months ended June 30, 1998 represents miscellaneous gains and losses.

     Income tax expense. Income tax expense for the three months ended June 30, 1997 and 1998 is attributable to state and foreign income taxes incurred and paid by NETCOM.

     Net loss. Net loss increased $9.3 million, or 102%, due to the increases in cost of revenue (excluding depreciation), depreciation and amortization and interest expense, offset by the increase in interest income, as noted above.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Revenue. Revenue increased $1.5 million, or 2%, to $81.5 million for the six months ended June 30, 1998 from $80.0 million for the six months ended June 30, 1997. NETCOM experienced an 8% increase in average monthly revenue per subscriber, from $23.95 for the three months ended June 30, 1997 to $25.87 for the three months ended June 30, 1998, due to an increase in the mix of direct access and Web site hosting subscribers relative to dial-up subscribers. Between the comparative periods, NETCOM experienced increases in direct access and Web site hosting services revenue of 15% and 72%, respectively, offset by a decrease in dial-up services revenue. International revenue increased by $5.0 million to $10.5 million for the six months ended June 30, 1998 from $5.5 million for the six months ended June 30, 1997. The increase in international revenue is due to the increased subscriber base for NETCOM's international operations which began in 1996.

     Also included in revenue for the six months ended June 30, 1998 is approximately $0.5 million of Leasing Services revenue, consisting entirely of monthly lease service fees charged by ICG Equipment to ICG Telecom for the cost of carrying assets not yet placed in service.

     Cost of Internet services revenue (excluding depreciation). Cost of revenue (excluding depreciation) from Internet Services was $51.8 million, or 64% of revenue, for the six months ended June 30, 1998 and $47.3 million, or 59% of revenue, for the six months ended June 30, 1997. The increase in cost of revenue (excluding depreciation) in absolute dollars and as a percentage of revenue is primarily attributable to increased network and data communication costs associated with network improvements and with expansion of NETCOM's operations and customer support staff. International cost of revenue (excluding depreciation) for the six months ended June 30, 1998 was $6.4 million, or 61% of international revenue, compared to $5.6 million, or 101% of international revenue, for the six months ended June 30, 1997. The increase in international cost of revenue (excluding depreciation) in absolute dollars is due primarily to increased network and payroll related costs. The decrease in international cost of revenue (excluding depreciation) as a percentage of international revenue is due to increases in revenue generated from NETCOM's expanding international subscriber base, without corresponding increases in cost of revenue.

     Selling, marketing, general and administrative expenses. SG&A expenses decreased $4.2 million, or 11%, from $40.0 million for the six months ended June 30, 1997 to $35.8 million for the six months ended June 30, 1998. SG&A expenses represent approximately 50% and 44% of revenue for the six months ended June 30, 1997 and 1998, respectively. The decrease in SG&A expenses is primarily attributable to the decrease in consulting costs, amortization of deferred subscriber acquisition costs and costs incurred relating to NETCOM's international operations. In addition, NETCOM adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," during the six months ended June 30, 1998, resulting in the capitalization of salaries and wages and related costs of personnel involved in the internal development of software, which costs were included in SG&A expenses in 1997. NETCOM deferred subscriber acquisition costs of $3.2 million and $7.1 million for the six months ended June 30, 1997 and 1998, respectively, and recorded amortization of such costs (including certain write-offs in 1997) of $5.8 million and $3.5 million for the six months ended June 30, 1997 and 1998, respectively. During the six months ended June 30, 1997, NETCOM also recorded $1.1 million of SG&A expenses under its joint marketing agreement with Grupo Itamarati. NETCOM transferred its ownership interest in the related joint venture company to its partner in December 1997. Offsetting the decrease in NETCOM's SG&A expenses between the comparative periods is $1.2 million in SG&A expenses allocated by ICG for the six months ended June 30, 1998. Also included in SG&A expenses for the six months ended June 30, 1998 is a nonrecurring charge of $0.4 million for retention payments to key employees of NETCOM as a result of NETCOM's merger with ICG in January 1998. Subsequent to June 30, 1998, NETCOM paid approximately $0.6 million and expects to pay an additional $0.3 million in retention payments to key employees in 1999.

     Depreciation and amortization. Depreciation and amortization expense increased $3.5 million, or 29%, from $11.7 million for the six months ended June 30, 1997 to $15.2 million for the six months ended June 30, 1998, primarily as a result of the increase in depreciable assets.

     Net (gain) loss on disposal of long-lived assets. Net (gain) loss on disposal of long-lived assets fluctuated from a net gain of $0.6 million for the six months ended June 30, 1997 to a net loss of $0.1 million for the six months ended June 30, 1998. Net gain on disposal of long-lived assets for the six months ended June 30, 1997 primarily represents a gain on the sale of NETCOM's investment in Excite, Inc. For the six months ended June 30, 1998, net loss on disposal of long-lived assets relates to the loss on the sale of certain Internet equipment.

     Merger and restructuring costs. Merger and restructuring costs for the six months ended June 30, 1997 of $1.7 million relates to the restructuring of NETCOM's subsidiary in the United Kingdom and consists of a $0.4 million write-off of deferred subscriber acquisition costs and $1.4 million in accrued expenses for costs to terminate excess leased office facilities and a write-off of office equipment, furniture and building improvements as a result of consolidating office space. For the six months ended June 30, 1998, merger and restructuring costs includes $9.4 million of merger costs associated with NETCOM's merger with ICG, completed in January 1998. These costs consist of $4.4 million of investment advisory and legal and accounting fees, $3.7 million relating to penalties and abandonment of projects resulting from the merger and $1.3 million of other costs associated with the merger.

     Interest expense. Interest expense increased $16.9 million, from $0.2 million for the six months ended June 30, 1997 to $17.1 million for the six months ended June 30, 1998, which includes $16.2 million of non-cash interest. The increase in interest expense is attributable to an increase in long-term debt, primarily the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively.

     Interest income. Interest income increased $8.6 million, from $2.0 million for the six months ended June 30, 1997 to $10.6 million for the six months ended June 30, 1998. The increase is attributable to the increase in cash and invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes.

     Other expense, net. Other expense, net recorded for the six months ended June 30, 1997 and 1998 represents miscellaneous gains and losses.

     Income tax expense. Income tax expense for the six months ended June 30, 1997 and 1998 is attributable to state and foreign income taxes incurred and paid by NETCOM.

     Net loss. Net loss increased $19.0 million, or 103%, primarily due to the increases in depreciation and amortization, merger and restructuring costs and interest expense, offset by the increase in interest income, as noted above.

Liquidity and Capital Resources

     NETCOM's historical growth has been funded through cash generated from its operations and public offerings of its equity securities, while the Company's near term growth will be funded through its recently completed debt financings (the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively). As of June 30, 1998, the Company had current assets of $557.9 million, including $523.2 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $61.8 million, providing working capital of $496.1 million. The Company invests excess funds in short-term, interest-bearing, investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short-term investment objectives are safety, liquidity and yield, in that order.

Cash Used By Operating Activities

     The Company's operating activities used $1.2 million and $7.3 million for the six months ended June 30, 1997 and 1998, respectively. Cash used by operations is primarily due to net losses, which are partially offset by non-cash expenses, such as depreciation and amortization and deferred interest expense, and changes in working capital items.

     The Company expects to continue to generate negative cash flows from operating activities over the near term as it increases sales and marketing expenses in order to expand its subscriber base. Consequently, the Company does not anticipate that cash provided by operations will be sufficient to fund operating activities in the near term. The Company anticipates that cash used by operating activities will improve when the Company expands leasing operations under ICG Equipment, generates more revenue from higher margin Internet services, principally direct access and Web site hosting services, and realizes the benefit of synergies and combined marketing efforts between ICG and NETCOM, while experiencing decelerating increases in personnel and other SG&A expenses supporting its Internet operations, any or all of which may not occur.

Cash Used By Investing Activities

     The Company's investing activities used $4.3 million and $80.9 million for the six months ended June 30, 1997 and 1998, respectively. Cash used by investing activities includes cash expended for the acquisition of property, equipment and other assets of $5.3 million and $64.9 million for the six months ended June 30, 1997 and 1998, respectively. The Company will continue to use cash in 1998 and subsequent periods for the expansion of new and existing Internet networks, the purchase of telecommunications equipment by ICG Equipment for sale or lease to other operating subsidiaries of ICG and, potentially, for acquisitions. The Company acquired assets under capitalized leases of $5.5 million and $2.3 million for the six months ended June 30, 1997 and 1998, respectively.

Cash Provided By Financing Activities

     NETCOM's financing activities provided $1.8 million for the six months ended June 30, 1997. Cash provided by financing activities for this period consists of proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January
1998), and proceeds from the issuance of long-term debt, offset by payments on capital lease obligations.

     The Company's financing activities provided $532.0 million for the six months ended June 30, 1998. On February 12, 1998, the Company completed a private placement of 10% Notes for net proceeds, after underwriting and other offering costs, of approximately $291.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of the Company, in whole or in part, on or after February 15, 2003. On April 27, 1998, the Company completed a private placement of 9 7/8% Notes for net proceeds, after underwriting and other offering costs, of approximately $242.4 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of the Company, in whole or in part, on or after May 1, 2003. On an aggregate basis, the Company's senior indebtedness matures at a value of approximately $895.3 million.

     As of June 30, 1998, the Company had an aggregate of approximately $6.5 million of capitalized lease obligations and an aggregate accreted value of approximately $566.4 million was outstanding under the 10% Notes and the 9 7/8% Notes. Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand NETCOM's and ICG Equipment's businesses and to fund its operating deficits as currently planned. With respect to indebtedness outstanding on June 30, 1998, the Company has cash interest payment obligations of approximately $44.5 million in 2003, and $89.3 million in 2004 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness, including capitalized leases, or obtain additional funds, and if the Company is unable to effect such refinancings or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures (including assets acquired under capital leases) were $5.6 million and $58.6 million for the three months ended June 30, 1997 and 1998 respectively, and were $10.9 million and $67.2 million for the six months ended June 30, 1997 and 1998, respectively. The Company anticipates that the expansion of existing and new Internet networks as well as the expansion of leasing operations of ICG Equipment will require capital expenditures of approximately $285.0 million during the second half of 1998. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

     In addition to the Company's planned capital expenditures, the Company has capital lease obligations of $6.5 million as of June 30, 1998 and NETCOM has guaranteed monthly usage levels with WorldCom, its primary communications vendor, and has certain termination liabilities with other such vendors. The annual commitments (exclusive of certain usage discounts) in the years 1998, 1999, 2000 and 2001 are $9.3 million, $9.3 million, $7.6 million and $4.2 million, respectively. The aggregate termination liabilities as of June 30, 1998 are approximately $9.5 million. In addition, NETCOM has minimum future rental payments under noncancelable operating leases of $13.6 million as of June 30, 1998.

     Management believes that the Company's cash on hand and amounts expected to be available through vendor financing arrangements will provide sufficient funds necessary for the Company to expand NETCOM's and ICG Equipment's businesses and to fund its operating deficits as currently planned. Additional sources of cash, if needed, may include public and private debt financings, capitalized leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

Year 2000 Compliance

     The Company is performing a comprehensive review of its information and support systems to determine whether such systems will properly function in the year 2000 and thereafter. Systems under review principally include the Company's network operations and monitoring systems, billing and financial systems and systems supporting the Company's communications equipment premises, building facilities and other office equipment. Although the Company relies primarily on systems developed with current technology and many of the systems currently in operation were designed to be year 2000 compliant, the Company expects that it will have to replace, upgrade or reprogram certain systems to ensure that all interfacing technology will be year 2000 compliant when running jointly. The Company's due diligence also includes an evaluation of vendor-provided technology and the implementation of new policies to require vendors to confirm that they have disclosed and will correct any year 2000 compliance issues.

     The Company's evaluation process is expected to be complete during 1998. Certain minor conversions and system upgrades are already under way and the Company plans to have all identified compliance issues resolved by mid-1999. The costs associated with resolving year 2000 compliance issues are expensed as incurred and, in the aggregate, are not expected to have a material impact on the Company's financial condition or results of operations. While the Company believes that its software applications will be year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then function adequately. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant, it could have a material adverse effect on the Company's financial condition and results of operations.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See  Note  6  to  the  Company's  unaudited   Consolidated   Financial
          Statements for the quarterly period ended June 30, 1998 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits.

               (3)  Corporate Organization.

                    3.1: Certificate  of  Incorporation  of ICG  Services,  Inc.
                         [Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037, as amended].

                    3.2: By-laws  of  ICG  Services,   Inc.   [Incorporated   by
                         reference to Exhibit 3.2 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037, as amended].

               (4)  Instruments   Defining  the  Rights  of  Security   Holders,
                    Including Indentures.

                    4.1: Indenture,  dated April 27, 1998, between ICG Services,
                         Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-60653].

                    4.2: Indenture,   dated  February  12,  1998,   between  ICG
                         Services, Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-51037].

               (27) Financial Data Schedules.

                    27.1:Financial  Data Schedule of ICG Services,  Inc. for the
                         Six Months Ended June 30, 1998.

                    27.2:Financial  Data Schedule of ICG Services,  Inc. for the
                         Six Months Ended June 30, 1997.

     (B)  Reports on Form 8-K.

          None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ICG SERVICES, INC.





Date:  August 28, 1998              By:    /s/ Harry R. Herbst
                                       ----------------------------------------
                                           Harry R. Herbst,
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)






Date:  August 28, 1998              By:    /s/ Richard Bambach
                                       ----------------------------------------
                                           Richard Bambach,
                                           Vice President and Corporate
                                           Controller (Principal Accounting
                                           Officer)