Form 10-Q
period 1998-09-30
ICG SERVICES INC
filed 1998-11-13
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-51037)

                               ICG SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                               84-1448147
        (State or other jurisdiction       (I.R.S. Employer Identification No.)
      of incorporation or organization)


                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
            (Address of principal executive offices and registrant's
                    telephone numbers, including area codes)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     On November 13, 1998, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3
     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . .    3
             Consolidated Balance Sheets as of December 31, 1997 and
               September 30, 1998 (unaudited). . . . . . . . . . . . . .    3
             Consolidated Statements of Operations (unaudited) for the
               Three Months and Nine Months Ended September 30, 1997
               and 1998. . . . . . . . . . . . . . . . . . . . . . . . .    5
             Consolidated Statement of Stockholders' Equity (unaudited)
               for the Nine Months Ended September 30, 1998  . . . . . .    6
             Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 1997 and 1998  . .  . . .    7
             Notes to Consolidated Financial Statements, December 31,
               1997 and September 30, 1998 (unaudited) . . . . . . . . .    8
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . .   13


PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
     ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .   22
     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . .   22
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . .   22
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .   22
     ITEM 5. OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .   22
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . .   22
             Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . .   22
             Reports on Form 8-K   . . . . . . . . . . . . . . . . . . .   22

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
              December 31, 1997 and September 30, 1998 (unaudited)


                                                                          December 31,          September 30,
                                                                              1997                  1998
                                                                        ------------------     ----------------
                                                                                     (in thousands)
    Assets

    Current assets:
       Cash and cash equivalents                                          $    63,368                314,670
       Short-term investments available for sale                                    -                 41,000
       Receivables:
          Trade, including amounts due from ICG, net of allowance
            of $1,628 and $2,609 at December 31, 1997 and
            September 30, 1998, respectively (note 7)                           2,397                  5,547
          Due from ICG (note 7)                                                     -                113,747
          Other                                                                     -                  5,554
                                                                        -----------------      ----------------
                                                                                2,397                124,848
                                                                        -----------------      ----------------

          Total current assets                                                 65,765                480,518
                                                                        -----------------      ----------------

    Property and equipment                                                          -                123,757
       Less accumulated depreciation                                                -                   (686)
                                                                        -----------------      ----------------
          Net property and equipment                                                -                123,071
                                                                        -----------------      ----------------

    Investment in ICG Ohio LINX, accounted for under the equity
      method (note 6)                                                               -                  9,187
    Deferred financing costs, net of accumulated amortization                       -                 16,551
                                                                        -----------------      ----------------
                                                                                    -                 25,738
                                                                        -----------------      ----------------

    Net assets of discontinued operations (note 4)                             75,041                 77,758
                                                                        -----------------      ----------------

          Total assets                                                     $  140,806                707,085
                                                                        =================      ================
                                                                                                 (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES


                                                                            December 31,          September 30,
                                                                                1997                   1998
                                                                         -------------------    -------------------
                                                                                     (in thousands)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                       $      9,314                 49,223
   Accrued liabilities                                                          13,987                 15,868
   Deferred revenue                                                              5,170                  5,576
                                                                         -------------------    -------------------
      Total current liabilities                                                 28,471                 70,667
                                                                         -------------------    -------------------

Long-term debt, net of discount (note 5)                                             -                580,333
                                                                         -------------------    -------------------

       Total liabilities                                                        28,471                651,000
                                                                         -------------------    -------------------

Stockholders' equity:
   Common stock                                                                    117                      -
   Additional paid-in capital                                                  207,208                207,798
   Accumulated deficit                                                         (95,134)              (151,663)
   Accumulated other comprehensive income (loss)                                   144                    (50)
                                                                         -------------------    -------------------
       Total stockholders' equity                                              112,335                 56,085
                                                                         -------------------    -------------------

Commitments and contingencies (notes 4, 5, 7 and 8)

       Total liabilities and stockholders' equity                           $  140,806                707,085
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months Ended September 30, 1997 and 1998


                                                            Three months ended                   Nine months ended
                                                               September 30,                       September 30,
                                                       ------------------------------     --------------------------------
                                                           1997             1998              1997              1998
                                                       -------------    -------------     -------------    ---------------
                                                                                 (in thousands)

Revenue from services provided to ICG (note 7)         $                     3,104                    -            3,556
                                                                -

Operating expenses:
   Selling, general and administrative
     expenses, including amounts allocated
     from ICG (note 7)                                          -            1,255                    -            2,760
   Depreciation                                                 -              537                    -              686
                                                       -------------    -------------     -------------    ---------------
      Total operating expenses                                  -            1,792                    -            3,446
                                                       -------------    -------------     -------------    ---------------

      Operating income                                          -            1,312                    -              110

Other (expense) income:
   Interest expense                                             -          (14,560)                   -          (30,796)
   Interest income, including amounts earned
     from ICG (note 7)                                          -            7,996                    -           16,406
                                                       -------------    -------------     -------------    ---------------
                                                                -           (6,564)                   -          (14,390)
                                                       -------------    -------------     -------------    ---------------

Loss before share of earnings of ICG Ohio LINX                  -           (5,252)                   -          (14,280)
Share of earnings of ICG Ohio LINX (note 6)                     -              187                    -              187
                                                       -------------    -------------     -------------    ---------------

   Loss from continuing operations                              -           (5,065)                   -          (14,093)
                                                       -------------    -------------     -------------    ---------------

Loss from discontinued operations (notes 4 and 7)          (6,827)         (14,062)             (25,217)         (42,436)
                                                       -------------    -------------     -------------    ---------------

   Net loss                                            $   (6,827)         (19,127)             (25,217)         (56,529)
                                                       =============    =============     =============    ===============

Other comprehensive loss:
   Foreign currency translation adjustment                   (266)            (118)                (500)            (194)
   Unrealized loss on short-term investments
     available for sale                                      (235)               -                 (540)               -
                                                       -------------    -------------     -------------    ---------------
       Other comprehensive loss                              (501)            (118)              (1,040)            (194)
                                                       -------------    -------------     -------------    ---------------

       Comprehensive loss                              $   (7,328)         (19,245)             (26,257)         (56,723)
                                                       =============    =============     =============    ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity (unaudited)
                      Nine Months Ended September 30, 1998



                                                                                                   Accumulated
                                                 Common stock      Additional                         other           Total
                                            ---------------------   paid-in       Accumulated     comprehensive    stockholders'
                                              Shares    Amount      capital          deficit      income (loss)       equity
                                            ---------- ---------- -------------- ---------------  --------------- ---------------
                                                                             (in thousands)

Balances at January 1, 1998                   11,783     $   117     207,208          (95,134)           144           112,335
   Shares issued for cash in connection
     with the exercise of NETCOM's
     options and warrants (note 3)                10           -         341                -             -                341
   Shares issued for cash in connection
     with NETCOM's employee stock
     purchase plan (note 3)                       28           1         131                -             -                132
   Elimination of NETCOM's historical
     equity in connection with NETCOM's
     merger with ICG (note 3)                (11,821)       (118)   (102,349)               -             -           (102,467)
   Contribution of ICG's investment
     in NETCOM to ICG Services, Inc.
     (note 3)                                      -           -     102,467                -             -            102,467
   Cumulative foreign currency
     translation adjustment                        -           -           -                -          (194)              (194)
   Net loss                                        -           -           -          (56,529)            -            (56,529)
                                            ========== ========== ============== ===============  =============== ===============
Balances at September 30, 1998                     -     $     -     207,798         (151,663)          (50)            56,085
                                            ========== ========== ============== ===============  =============== ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1997 and 1998


                                                                                       Nine months ended September 30,
                                                                                     ------------------------------------
                                                                                          1997                1998
                                                                                     ---------------     ----------------
                                                                                               (in thousands)
Cash flows from operating activities:
      Net loss                                                                       $     (25,217)            (56,529)
      Non-cash operating activities of discontinued operations                              25,490              31,098
      Adjustments to reconcile net loss to net cash used by operating activities of continuing operations:
         Share of earnings of ICG Ohio LINX                                                      -                (187)
         Depreciation                                                                            -                 686
         Interest expense deferred and included in long-term debt                                -              29,759
         Amortization of deferred financing costs included in interest expense                   -               1,037
         Change in operating assets and liabilities:
             Receivables                                                                      (524)           (122,451)
             Accounts payable and accrued liabilities                                          294              41,790
             Deferred revenue                                                                2,330                 406
                                                                                     ---------------     ----------------
                Net cash provided (used) by operating activities of continuing
                  operations                                                                 2,373             (74,391)
                                                                                     ---------------     ----------------
Cash flows from investing activities:
      Acquisition of property, equipment and other assets                                        -            (123,757)
      Purchase of short-term investments available for sale                                      -             (41,000)
      Investment in ICG Ohio LINX                                                                -              (9,000)
                                                                                     ---------------     ----------------
         Cash used by investing activities of continuing operations                              -            (173,757)
                                                                                     ---------------     ----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock:
         Exercise of stock options                                                             489                 341
         Employee stock purchase plan                                                          706                 132
      Proceeds from issuance of long-term debt                                                   -             550,574
      Deferred long-term debt issuance costs                                                     -             (17,589)
                                                                                     ---------------     ----------------
         Net cash provided by financing activities of continuing operations                  1,195             533,458
                                                                                     ---------------     ----------------
         Net increase in cash and cash equivalents of continuing operations                  3,568             285,310
         Net cash used by discontinued operations                                          (10,243)            (34,008)
Cash and cash equivalents, beginning of period                                              73,408              63,368
                                                                                     ===============     ================
Cash and cash equivalents, end of period                                             $       66,733            314,670
                                                                                     ===============     ================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              December 31, 1997 and September 30, 1998 (unaudited)


(1)  Organization and Nature of Business

     ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). The Company owns all of the issued and outstanding common stock of NETCOM
     On-Line Communication Services, Inc. ("NETCOM"), as described in note 3. NETCOM was incorporated in the State of California in August 1992 and reincorporated in the State of Delaware in October 1994. NETCOM is considered to be a predecessor entity to the Company and, accordingly, the financial statements of the Company prior to January 23, 1998 consist of the accounts of NETCOM and its subsidiaries. Effective November 3, 1998, the Company's board of directors adopted a formal plan to dispose of the
     operations  of  NETCOM  (see  note  4)  and,  accordingly,   the  Company's
     consolidated financial statements reflect operations of NETCOM as discontinued for all periods presented.

     On January 23, 1998, ICG Equipment, Inc., a Colorado corporation ("ICG Equipment") and wholly owned subsidiary of the Company, was formed for the principal purpose of purchasing telecommunications equipment, software and capacity and related services for sale and lease to other operating subsidiaries of ICG.

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          These financial statements should be read in conjunction with NETCOM's audited consolidated financial statements for the fiscal year ended December 31, 1997 included in the Company's Form S-4 Amendment No. 3 dated July 16, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Investments

          Investments representing an equity interest of 20% or more, but less than 50%, are accounted for using the equity method of accounting, whereby the Company's share of earnings or losses in the investee company is included in operations. Investments of less than 20% equity interest are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

     (c)  Net Loss Per Share

          The Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present net loss per share in its consolidated financial statements as such disclosure is not considered to be meaningful.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)  Business Combination

     On January 21, 1998, ICG completed a merger with NETCOM, accounted for by ICG as a pooling of interests. At the effective time of the merger, each outstanding share of NETCOM common stock became automatically convertible into shares of ICG common stock at an exchange ratio of 0.8628 shares of ICG common stock per share of NETCOM common stock. In conjunction with the merger between ICG and NETCOM, NETCOM's employee stock purchase plan was dissolved and all outstanding options to purchase common stock of NETCOM were converted into options to purchase common stock of ICG.

     Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services.

(4)  Discontinued Operations

     Effective November 3, 1998, ICG's and the Company's boards of directors adopted a formal plan to dispose of the operations of NETCOM and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. ICG's and the Company's plan of disposal consists of the sale to one or more third parties in one or more transactions of all of the operating assets of NETCOM which will not be used in ICG's or the Company's future operations. At September 30, 1998, net assets of NETCOM included in net assets of discontinued operations in the Company's consolidated balance sheet are approximately $3.0 million of inventory and prepaid expenses and approximately $80.3 million of net property and equipment and other non-current assets, offset by approximately $5.5 million of capital lease obligations. ICG has commenced an active plan to locate a buyer and intends to complete the sale within one year. The Company expects to record a gain on the sale of NETCOM in the period of disposition, although the amount of such gain is not presently determinable.

     Other remaining assets and liabilities of NETCOM included in the Company's consolidated balance sheet at September 30, 1998 are net trade accounts receivable of approximately $2.5 million, amounts due to ICG of approximately $26.4 million and accounts payable and accrued liabilities of approximately $7.5 million.

(5)  Long-term Debt

     The  Company had no  long-term  debt  outstanding  at  December  31,  1997.
     Long-term debt at September 30, 1998 is summarized as follows (in thousands):

     9 7/8% Senior discount notes, net of discount (a)     $    260,531
     10% Senior discount notes, net of discount (b)             319,802
                                                        ====================
                                                           $    580,333
                                                        ====================

     (a)  9 7/8% Notes

          On April 27, 1998, the Company completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.8 million, were approximately $242.2 million.

          The 9 7/8% Notes are unsecured senior obligations of the Company that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003,

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)  Long-term Debt (continued)

          and is payable each May 1 and November 1, commencing November 1, 2003. The indenture for the 9 7/8% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes will be accreted through May 1, 2003, the date on which the 9 7/8% Notes may first be redeemed. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

     (b)  10% Notes

          On February 12, 1998, the Company completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.7 million, were approximately $290.9 million.

          The 10% Notes are unsecured senior obligations of the Company that mature on February 15, 2008, at a maturity value of $490.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The indenture for the 10% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

          The 10% Notes were originally recorded at approximately $300.6 million. The discount on the 10% Notes is being accreted through
          February 15, 2003, the date on which the 10% Notes may first be redeemed. The accretion of the discount and debt issuance costs is included in interest expense in the accompanying consolidated financial statements.

(6)  Investment in ICG Ohio LINX

     On August 27, 1998, the Company purchased, for $9.0 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which ICG did not already own. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company has accounted for its investment in ICG Ohio LINX under the equity method of accounting. During the three months and nine months ended September 30, 1998, the Company included approximately $0.2 million in its consolidated statement of operations for its proportionate share of earnings of ICG Ohio LINX.

(7)  Related Party Transactions

     Upon the formation of ICG Services, the Company, including ICG Equipment, entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the

                       ICG SERVICES, INC. AND SUBSIDIARIES

(7)  Related Party Transactions (continued)

     Company and ICG according to the relative capital invested and efforts expended of each party. All transactions between the Company and its subsidiaries and ICG and its Restricted Subsidiaries are approved by the disinterested members of the Board of Directors of the Company and of ICG and are settled in cash on a quarterly basis.

     For the three months and nine months ended September 30, 1998, ICG charged approximately $2.5 million and $5.7 million, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $1.1 million and $1.7 million are included in the Company's selling, general and administrative expenses for the three months and nine months ended September 30, 1998, respectively. In addition, for the three months and nine months ended September 30, 1998, the Company charged approximately $116.1 million and $145.4 million, respectively, to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. The resulting net receivable from ICG is included in due from ICG in the Company's consolidated balance sheet at September 30, 1998. During the three months ended September 30, 1998, ICG Telecom and NETCOM jointly began offering certain telecommunications services. Included in due from ICG at September 30, 1998 and in loss from discontinued operations for the three months and nine months ended September 30, 1998 is approximately $0.7 million for the reimbursement of expenses incurred by NETCOM for this joint service offering. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $1.6 million for the three months and nine months ended September 30, 1998. Interest accrues on outstanding balances of intercompany transfers and direct and indirect costs from ICG Services to ICG and its Restricted Subsidiaries at 10% per annum and from ICG and its Restricted Subsidiaries to ICG Services at 12 1/2% per annum, which represents the approximate weighted average cost of capital of the respective entities at the beginning of the current fiscal year.


     ICG Equipment was formed for the principal purpose of purchasing telecommunications equipment, software and capacity and related services for sale and lease to other operating subsidiaries of ICG. During the three months and nine months ended September 30, 1998, ICG Equipment purchased certain telecommunications equipment and fiber optic capacity both from and for ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and a Restricted Subsidiary ("ICG Telecom"), for an aggregate purchase price of approximately $30.9 million and $45.7 million, respectively. Simultaneously with each of the purchases, ICG Equipment entered into separate agreements to lease the same telecommunications equipment and fiber optic capacity back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. The Company recognized approximately $1.4 million in revenue under these operating leases for the three months and nine months ended September 30, 1998, all of which is included in trade accounts receivable at September 30, 1998. Subsequent to September 30, 1998, ICG Equipment purchased certain telecommunications equipment and fiber optic capacity from ICG Telecom and its subsidiaries for an aggregate purchase price of approximately $59.5 million and simultaneously entered into agreements to lease the same telecommunications equipment and fiber optic capacity back to ICG Telecom and its subsidiaries under operating leases, with annual lease payments commencing one year from the date of the lease. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from the purchase date. On September 30, 1998, ICG Equipment submitted a formal written request to ICG Telecom for independent appraisals of

                       ICG SERVICES, INC. AND SUBSIDIARIES

(7)  Related Party Transactions (continued)

     certain of the telecommunications equipment and fiber optic capacity purchased during the nine months ended September 30, 1998.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (12 1/4% at September 30, 1998), based on the average daily balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For the three months and nine months ended September 30, 1998, ICG Equipment recorded approximately $1.7 million and $2.2 million, respectively, of monthly service fee revenue under this agreement and approximately $1.7 million was included in trade accounts receivable at September 30, 1998. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $78.1 million at September 30, 1998. Included in this amount is approximately $7.1 million of fiber optic capacity purchased from ICG Telecom during the nine months ended September 30, 1998.

     In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM and, accordingly, charges NETCOM for costs of any installation and recurring access to its network. For the three months and nine months ended September 30, 1998, NETCOM incurred approximately $0.5 million and $1.6 million, respectively, for installation and recurring local access charges from ICG Telecom, which have been included in loss from discontinued operations in the Company's consolidated financial statements.

(8)  Commitments and Contingencies

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

     Additionally, the Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $71.7 million at September 30, 1998.

     NETCOM is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history and lack of credit support from ICG. The results of operations for the three months and nine months ended September 30, 1998 represent the consolidated operating results of the Company. See the unaudited condensed consolidated financial statements of the Company for the nine months ended September 30, 1998 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     ICG Services, Inc. ("ICG Services" or the "Company") was formed in January 1998 and currently conducts operations through its two operating subsidiaries, NETCOM On-Line Communication Services, Inc. ("NETCOM") and ICG Equipment, Inc. ("ICG Equipment").

     NETCOM owns and operates a data communications network consisting of 16 hubs containing frame relay switches and high-performance routers connecting a backbone of leased asynchronous transfer mode ("ATM") switches and leased high-speed dedicated data lines in the United States, Canada and the United Kingdom. NETCOM maintains 255 points of presence ("POPs") in the United States and Canada and also offers virtual local access numbers in Canada and the United Kingdom. The design and architecture of the physical network permits NETCOM to offer highly flexible, reliable high-speed services to its customers and support significant subscriber growth. The NETCOM infrastructure is monitored by network operating centers in San Jose, Dallas, Toronto and London.

     ICG acquired NETCOM on January 21, 1998 in a transaction accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Effective November 3, 1998, ICG's and the Company's boards of directors adopted a formal plan to dispose of the operations of NETCOM. ICG's and the Company's plan of disposal consists of the sale to one or more third parties in one or more transactions of all of the operating assets of NETCOM which will not be used in ICG's or the Company's future operations. ICG has commenced an active plan to locate one or more buyers and intends to complete the sales within one year. The Company expects to record a gain on the sale of NETCOM in the period of disposition, although the amount of such gain is not presently determinable. For fiscal 1997 and the nine months ended September 30, 1998, NETCOM reported revenue of $160.7 million and $122.6 million, respectively, and EBITDA losses (before nonrecurring charges) of $(9.4) million and $(10.3) million, respectively. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     The Company formed ICG Equipment in January 1998 for the principal purpose of purchasing telecommunications equipment for sale or lease to other operating subsidiaries of ICG. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, the Company's results of operations prior to the three months ended September 30, 1998 are not significant. ICG Equipment has entered into a series of agreements whereby ICG Equipment has purchased equipment from ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG ("ICG Telecom"), and leased back the same equipment to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG
Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average daily balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service.

     The Company may acquire telecommunications and related businesses that complement ICG's business strategy to offer a wide array of telecommunications and related services primarily to communications-intensive business customers. Acquisition targets could include U.S. or foreign competitive local exchange carriers and long distance companies, among others. Any future acquisitions would be primarily through the use of ICG common stock, cash on hand and the proceeds from securities offerings. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions. The Company's results of operations and financial condition will change as the operations of ICG Equipment become more significant and as it consummates acquisitions, if any.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating expenses, operating income and EBITDA as a percentage of the Company's revenue.

                                        Three months ended September 30,              Nine months ended September 30,
                                   -------------------------------------------  --------------------------------------------
                                          1997                  1998                    1997                   1998
                                   -------------------  ----------------------  ----------------------  --------------------
                                      $          %          $           %           $           %           $          %
                                   ---------  --------  -----------  ---------  ----------   ---------  -----------  -------
                                                                           (unaudited)
                                                                          (in thousands)
Statement of Operations Data:
Revenue                                    -          -      3,104       100            -            -        3,556      100
Operating expenses:
  Selling, general and
    administrative                         -          -      1,255        41            -            -        2,760       78
  Depreciation                             -          -        537        17            -            -          686       19
                                     --------   -------  -----------   --------   ---------    ---------  -----------  --------
    Total operating expenses               -          -      1,792        58            -            -        3,446       97
       Operating income                    -          -      1,312        42            -            -          110        3

Other Data:
Net cash provided by (used in)
  operating activities of continuing
  operations                             133                71,521                  2,373                   (74,391)
Cash used by investing activities
  of continuing operations                 -              (105,429)                     -                  (173,757)
Net cash provided by (used in)
  financing activities of
  continuing operations                  327                  (384)                 1,195                   533,458
EBITDA (1)                                 -          -      1,849        60            -            -          796       22
Capital expenditures of
  continuing operations (2)                -                71,521                      -                   123,757
Capital expenditures of
  discontinued operations (2)          3,117                 5,021                 13,990                    20,218


                                      September 30,         December 31,       March 31,      June 30,      September 30,
                                           1997                 1997             1998           1998             1998
                                     -----------------    -----------------   ------------    ----------    ---------------
                                                                          (unaudited)
Statistical Data (3):
Direct access and Web site
  hosting services subscribers             10,630               12,275            14,976         18,638       23,308
Average monthly revenue per
  subscriber                          $     24.24                25.01             25.12          25.87        26.52

(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation, other expense, net and share of earnings, or simply, operating income plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance the understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases. Capital expenditures of discontinued operations includes capital expenditures of NETCOM.

(3)  The statistical data presented herein represents  operating data of NETCOM.

     The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. Amounts presented are for the three-month periods ended, or as of the end of the period presented.

     Revenue. The Company recorded revenue of approximately $3.1 million and $3.6 million for the three months and nine months ended September 30, 1998, respectively, which consists entirely of revenue from services provided to ICG or ICG's other operating subsidiaries. Revenue recorded on operating leases of property and equipment to ICG Telecom was $1.4 million for both the three months and nine months ended September 30, 1998. Additionally, the Company charged lease service fees to ICG Telecom during the periods presented for the cost of carrying assets not yet placed into service. For the three months and nine months ended September 30, 1998, revenue earned on lease service fees was $1.7 million and $2.2 million, respectively. The Company anticipates that revenue will increase substantially in future periods as the volume of ICG Equipment's operations increases.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were approximately $1.3 million and $2.8 million for the three months and nine months ended September 30, 1998, respectively. SG&A expenses consist principally of allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $1.1 million and $1.7 million, representing 84% and 61% of total SG&A expenses for the three months and nine months ended September 30, 1998, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases.

     Depreciation. Depreciation was $0.5 million and $0.7 million for the three months and nine months ended September 30, 1998, respectively, and includes depreciation of ICG Equipment's property and equipment purchased from ICG
Telecom  and  leased  back  under  long-term  operating  leases.  The  Company's depreciation  expense  will  continue  to increase  as ICG  Equipment  purchases
additional   property  and  equipment   for  lease  to  ICG's  other   operating
subsidiaries.

     Interest expense. Interest expense was $14.6 million and $30.8 million for the three months and nine months ended September 30, 1998, respectively, and consists entirely of non-cash interest. Interest expense is attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") and the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in February and April 1998, respectively. The Company's interest expense will continue to increase because the principal amount of its indebtedness increases until the Company's senior indebtedness begins to pay interest in cash.

     Interest income. Interest income was $8.0 million and $16.4 million for the three months and nine months ended September 30, 1998, respectively, and primarily represents interest earned on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes. The Company also earned net interest income from ICG of approximately $1.6 million during the three months and nine months ended September 30, 1998 for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis.

     Share of earnings of ICG Ohio LINX. Share of earnings of joint venture of $0.2 million for the three months and nine months ended September 30, 1998 represents the Company's share of earnings of ICG Ohio LINX, Inc. ("ICG Ohio LINX"). The Company purchased a 20% equity interest in ICG Ohio LINX on August 27, 1998.

     Loss from continuing operations. Loss from continuing operations of $5.1 million and $14.1 million for the three months and nine months ended September 30, 1998, respectively, is primarily a result of interest expense, offset by interest income, as described above. As the operations of ICG Equipment become more significant, the Company's loss from continuing operations will be increasingly impacted by the operating income of ICG Equipment.

     Loss from discontinued operations. For the three months and nine months ended September 30, 1998, loss from discontinued operations was $14.1 million and $42.4 million, respectively, or 74% and 75%, respectively, of the Company's net loss, compared to $6.8 million and $25.2 million, or 100% of the Company's net loss, for the three months and nine months ended September 30, 1997. Loss from discontinued operations consists of the net loss of NETCOM. The increase in the net loss of NETCOM between the 1997 and 1998 comparative periods relates primarily to increases in SG&A expenses, depreciation and amortization and approximately $9.4 million for merger costs incurred by NETCOM during the nine months ended September 30, 1998, relating to NETCOM's merger with ICG in January 1998.

Liquidity and Capital Resources

     The Company's near term growth will be funded through its 1998 debt financings (the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively). As of September 30, 1998, the Company had current assets of $480.5 million, including $355.7 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $70.7 million, providing working capital of $409.8 million. The Company invests excess funds in short-term, interest-bearing, investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short-term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities of Continuing Operations

     The Company's operating activities of continuing operations provided $2.4 million and used $74.4 million for the nine months ended September 30, 1997 and 1998, respectively. Net cash used by operations of continuing operations is primarily due to net losses, which are partially offset by non-cash expenses, such as non-cash operating activities of discontinued operations, depreciation and deferred interest expense, and changes in working capital items.

     The Company expects to continue to generate negative cash flows from operating activities of continuing operations while the advances to ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries continue to increase each consecutive period. Consequently, the Company does not anticipate that cash provided by the continuing operations of ICG Equipment alone will be sufficient to fund operating activities of continuing operations in the near term. The Company anticipates that cash used by operating activities of continuing operations will improve when the Company expands leasing operations under ICG Equipment and the advances to ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries stabilize, either of which may not occur.

Net Cash Used By Investing Activities of Continuing Operations

     The Company's investing activities of continuing operations used $173.8 million for the nine months ended September 30, 1998 compared to no reported investing activities of continuing operations for the nine months ended September 30, 1997. Cash used by investing activities of continuing operations for the nine months ended September 30, 1998 includes cash expended for the acquisition of property, equipment and other assets of $123.8 million, the purchase of short-term investments of $41.0 million and the purchase of the 20% equity interest in ICG Ohio LINX of $9.0 million. The Company will continue to use cash in 1998 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for sale or lease to other operating subsidiaries of ICG and, potentially, for acquisitions.

Net Cash Provided By Financing Activities of Continuing Operations

     The Company's financing activities of continuing operations provided $1.2 million for the nine months ended September 30, 1997. Net cash provided by financing activities of continuing operations for this period consists of proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January 1998) and proceeds from the exercise of NETCOM stock options.

     The Company's financing activities of continuing operations provided $533.5 million for the nine months ended September 30, 1998. On February 12, 1998, the Company completed a private placement of 10% Notes for net proceeds, after underwriting and other offering costs, of approximately $290.9 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of the Company, in whole or in part, on or after February 15, 2003. On April 27, 1998, the Company completed a private placement of 9 7/8% Notes for net proceeds, after underwriting and other offering costs, of approximately $242.2 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of the Company, in whole or in part, on or after May 1, 2003. On an aggregate basis, the Company's senior indebtedness matures at a value of approximately $895.3 million.

     As of September 30, 1998, the Company had an aggregate accreted value of approximately $580.3 million outstanding under the 10% Notes and the 9 7/8% Notes. Management believes that the Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations and vendor financing arrangements will provide sufficient funds necessary for the Company to expand ICG Equipment's businesses and to fund its operating deficits as currently planned. With respect to indebtedness outstanding on September 30, 1998, the Company has cash interest payment obligations of approximately $44.5 million in 2003, and $89.3 million in 2004 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness or obtain additional funds, and if the Company is unable to effect such refinancing or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations were $71.4 million and $123.8 million for the three months and nine months ended September 30, 1998, respectively. The Company anticipates that for both continuing and discontinued operations, the expansion of the Company's businesses will require capital expenditures of approximately $185.0 million, including assets to be purchased by ICG Equipment from ICG Telecom, during the last quarter of 1998. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

     Management believes that the Company's cash on hand and amounts expected to be available through asset sales, cash flows from operations and vendor financing arrangements will provide sufficient funds necessary for the Company to expand NETCOM's (until disposition) and ICG Equipment's businesses and to fund its operating deficits as currently planned. Additional sources of cash, if needed, may include public and private debt financings, capitalized leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

Year 2000 Compliance

     As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, which is the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and ICG Equipment's dependence upon the continuing successful operations of certain of ICG's subsidiaries, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. Accordingly, the following paragraphs describe ICG's plan for addressing Year 2000 compliance issues, of which the issues facing the Company are an integral part.

Importance

     Many computer systems, software applications and other electronics currently in use worldwide are programmed to accept only two digits in the portion of the date field which designates the year. The "Year 2000 problem" arises because these systems and products cannot properly distinguish between a year that begins with "20" and the familiar "19." If these systems and products are not modified or replaced, many will fail, create erroneous results and/or may cause interfacing systems to fail.

     Year 2000 compliance issues are of particular importance to ICG since its operations rely heavily upon computer systems, software applications and other electronics containing date-sensitive embedded technology. Some of these technologies were internally developed and others are standard purchased systems which may or may not have been customized for ICG's particular application. ICG also relies heavily upon various vendors and suppliers that are themselves very reliant on computer systems, software applications and other electronics containing date-sensitive embedded technology. These vendors and suppliers include: (i) ILECs and other local and long distance carriers with which ICG has interconnection or resale agreements; (ii) manufacturers of the hardware and related operating systems that ICG uses directly in its operations; (iii) providers that create custom software applications that ICG uses directly in its operations; and (iv) providers that sell standard or custom equipment or software which allow ICG to provide administrative support to its operations.

Strategy

     ICG's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, ICG has developed a four-phase plan which it is applying to each functional category of ICG's computer systems and components. Each of ICG's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Voice and Data Network, which consists of all components whether hardware, software or embedded technology used directly in ICG's operations, including components used by ICG's voice and data switches and collocations;

     o IT Systems, which consists of all components used to support ICG's operations, including provisioning and billing systems;

     o Building and Facilities, which consists of all components with embedded technology used at ICG's headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

     o    Office  Equipment,   which  consists  of  all  office  equipment  with
          date-sensitive embedded technology.

     For each of the categories described above, ICG will apply the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

     o    Phase I - Assessment
          During this phase, ICG's technology staff will perform an inventory of all components currently in use by ICG. Based upon this inventory, ICG's business executives and technology staff will jointly classify each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to ICG's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by ICG that may be of higher or lower priority.

          Based upon such classifications, ICG's business executives and information technology staff will jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by ICG:

          - Capable, meaning that such computer system or component will be capable of managing and expressing calendar years in four digits;

          - Compliant, meaning that ICG will be able to use such component for the purpose for which ICG intended it by adapting to its ability to manage and express calendar years in only two digits;

          - Certified, meaning that ICG has received testing results to demonstrate, or the vendor or supplier is subject to contractual terms which requires, that such component requires no Year 2000 modifications to manage and express calendar years in four digits; or

          - Non-critical, meaning that ICG expects to be able to continue to use such component unmodified or has determined that the estimated costs of modification exceed the estimated costs associated with its failure.

     o    Phase II - Remediation
          During this phase, ICG will develop and execute a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

     o    Phase III - Testing
          During this phase, ICG will perform testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase will consist of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o    Phase IV - Implementation
          During the last phase, ICG will implement each act of remediation developed and tested for each component, as well as implement adequate controls to ensure that future upgrades and changes to ICG's computer systems, for operational reasons other than Year 2000 compliance, do not alter ICG's Year 2000 state of readiness.

Current State of Readiness

     ICG has commenced certain of the phases within its Year 2000 compliance strategy for each of its functional system categories, as shown by the table set forth below. ICG does not intend to wait until the completion of a phase for all functional category components together before commencing the next phase.
Accordingly, the information set forth below represents only a general description of the phase status for each functional category.

                                       20

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Voice and Data Network
------------------------------- ----------------------------------------------------------------------------------------------
     High                       In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            To begin Q4 1998        To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin Q4 1998                  To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
IT Systems
------------------------------- ----------------------------------------------------------------------------------------------
     High                       In progress            In progress             In progress             In progress
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ----------------------------------------------------------------------------------------------
     High                       In progress            To begin Q4 1998           To be determined based on the results of
                                To complete Q1 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Medium                     In progress            To begin Q4 1998           To be determined based on the results of
                                To complete Q1 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin  Q1 1999                 To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ----------------------------------------------------------------------------------------------
     High                       In progress            In progress             To begin  Q1 1999       To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     In progress            In progress             To begin Q1 1999        To begin Q1 1999
                                To complete Q1 1999    To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------

     Separately, ICG is in the process of reviewing ICG's material contracts with contractors and vendors/suppliers and considering the necessity of renegotiating certain existing contracts, to the extent that the contracts fail to address the allocation of potential Year 2000 liabilities between parties. Prior to entering into any new material contracts, ICG will seek to address the allocation of potential Year 2000 liabilities as part of the initial negotiation.

Costs

     ICG expenses all incremental costs to ICG associated with Year 2000 compliance issues as incurred. Through September 30, 1998, such costs incurred have been less than $0.1 million and have primarily included miscellaneous costs of reference and other Year 2000 compliance planning materials. ICG has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs ICG believes has not exceeded $0.5 million through September 30, 1998. ICG expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in ICG's fiscal 1999 budget and represent approximately 4% of ICG's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as ICG continues with its Year 2000 compliance plan. ICG intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

     While ICG is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which ICG primarily relies were developed with current state-of-the-art technology and, accordingly, ICG has reasonably assumed that its four-phase approach will demonstrate that many of its high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met ICG's desired level of Year 2000 readiness, ICG will use its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met ICG's desired level of readiness, ICG will develop a specific contingency plan to determine the actions ICG would take if such component failed.

     At the present time, ICG is unable to develop a most reasonably likely worst case scenario for failure to achieve adequate Year 2000 compliance. ICG will be better able to develop such a scenario once the status of Year 2000 compliance of ICG's material vendors and suppliers is complete. ICG will monitor its vendors and suppliers, particularly the other telecommunications companies upon which ICG relies, to determine whether they are performing and implementing an adequate Year 2000 compliance plan in a timely manner.

     ICG acknowledges the possibility that ICG may become subject to potential claims by customers if ICG's operations are interrupted for an extended period of time. However, it is not possible to predict either the probability of such potential litigation, the amount that could be in controversy or upon which party a court would place ultimate responsibility for any such interruption.

     ICG views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While ICG believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics will be Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by ICG within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions being implemented will be able to be completed by the time necessary to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of ICG, could impair ICG's ability to obtain necessary products or services to sell to its customers. Disruptions of ICG's computer systems, or the computer systems of ICG's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on ICG's financial condition and results of operations.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See Note 8 to the Company's unaudited condensed consolidated financial statements for the quarterly period ended September 30, 1998 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits.

          (27) Financial Data Schedules.

               27.1:Financial  Data Schedule of ICG Services,  Inc. for the Nine
                    Months Ended September 30, 1998.

               27.2:Financial  Data Schedule of ICG Services,  Inc. for the Nine
                    Months Ended September 30, 1997.

     (B)  Reports on Form 8-K.

          None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS




27.1:Financial  Data  Schedule of ICG  Services,  Inc. for the Nine Months Ended
     September 30, 1998.

27.2:Financial  Data  Schedule of ICG  Services,  Inc. for the Nine Months Ended
     September 30, 1997.

                                  EXHIBIT 27.1

              Financial Data Schedule of ICG Services, Inc. for the
                      Nine Months Ended September 30, 1998.

                                  EXHIBIT 27.2

              Financial Data Schedule of ICG Services, Inc. for the
                      Nine Months Ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1998.



                                   ICG SERVICES, INC.





Date:  November 13, 1998           By: /s/ Harry R. Herbst
                                       ----------------------------------------
                                       Harry R. Herbst, Executive Vice
                                       President and Chief Financial Officer
                                       (Principal Financial Officer)






Date:  November 13, 1998           By: /s/ Richard Bambach
                                       ----------------------------------------
                                       Richard Bambach, Vice President and
                                       Corporate Controller (Principal
                                       Accounting Officer)