Form 10-K
period 1998-12-31
ICG SERVICES INC
filed 1999-04-15
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-51037)

                               ICG SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                    84-1448147
 (State or other jurisdiction of             (I.R.S Employer Identification No.)
  incorporation or organization)

                            161 Inverness Drive West
                            Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
   (Address of principal executive offices and registrant's telephone numbers, including area codes)

ICG Services, Inc. has no securities registered pursuant to Sections 12 (b) or 12 (g) of the Act.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On April 15, 1999, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
   ITEM 1. BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . .        3
        Overview . . . . . . . . . . . . . . . . . . . . . . . . . . .        3
        Significant Transactions . . . . . . . . . . . . . . . . . . .        4
        Leasing Services . . . . . . . . . . . . . . . . . . . . . . .        6
        Network Services . . . . . . . . . . . . . . . . . . . . . . .        7
          Network Infrastructure . . . . . . . . . . . . . . . . . . .        7
          Service Offerings, . . . . . . . . . . . . . . . . . . . . .        8
        Customers and Marketing. . . . . . . . . . . . . . . . . . . .        9
        Competition. . . . . . . . . . . . . . . . . . . . . . . . . .       10
        Employees . . . . .. . . . . . . . . . . . . . . . . . . . . .       10
   ITEM 2. ROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . .       10
   ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .       10
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .       11

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SECURITYHOLDER MATTERS .. . . . . . . . . . . . . . . . . .       12
   ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . .       12
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . .       15
   ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . .       30
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . .       31
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURES  . . . . . . . . . . .       31

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT . . . . . .       32
   ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .       33
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .       42
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .       43

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       45
   ITEM 14. EXHIBITS AND REPORTS ON FORM 8-. . . . . . . . . . . . . .       45
       Financial Statements. . . . . . . . . . . . . . . . . . . . . .       45
       Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .       46
       Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . .       46

FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . .      F-1

                                     PART I

         Unless the context indicates otherwise, the term "Company" or "ICG Services" means the combined business operations of ICG Services, Inc. ("ICG Services") and its subsidiaries, including ICG Equipment, Inc. ("ICG Equipment") and ICG PST, Inc. ("PST"). The terms "fiscal" and "fiscal year" refer to ICG Services' fiscal year ended December 31.

ITEM 1. BUSINESS

Overview

     ICG Services was formed on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). ICG is one of the nation's leading competitive integrated communications providers ("ICPs"), based on estimates of the industry's 1998 revenue. ICPs seek to provide an alternative to incumbent local exchange carriers ("ILECs"), long distance carriers and other communications service providers for a full range of communications services in the increasingly deregulated telecommunications industry. Through ICG's competitive local exchange carrier ("CLEC") operations conducted by ICG Telecom Group, Inc. and its subsidiaries ("ICG Telecom"), ICG operates fiber networks in regional clusters covering major metropolitan statistical areas in California, Colorado, Ohio, the Southeast and Texas. ICG also provides a wide range of network systems integration services and maritime and international satellite transmission services through other subsidiaries. ICG Services' Leasing Services and Network Services operations are currently conducted through its two operating subsidiaries, ICG Equipment and PST (formerly NETCOM On-Line Communication Services, Inc. ("NETCOM")), respectively.

     On January 21, 1998, ICG acquired NETCOM, a Delaware corporation and provider of Internet connectivity and Web site hosting services and other value-added services located in San Jose, California, in a transaction accounted for as a pooling of interests. As consideration for the acquisition, ICG issued approximately 10.2 million shares of common stock of ICG ("ICG Common Stock"), valued at approximately $284.9 million on the date of the merger. Upon the formation of ICG Services, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM.

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom. Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services and subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure.

     The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that complement ICG's business strategy. By leveraging its relationship with ICG, the Company intends capitalize on the growth in demand for telecommunications equipment and services provided by the Company. In addition to providing Leasing Services and Network Services, the Company intends to grow through acquisition or investment in telecommunications related businesses, including investment in companies currently owned by ICG.

Significant Transactions

     Sales of the Operations of NETCOM. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, which were registered with the Securities and Exchange Commission effective April 6, 1999 and valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp. ("MetroNET"), a Canadian entity, and Providence Equity Partners ("Providence"), located in Providence, Rhode Island, together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash. The Company expects to record a combined gain on the NETCOM transactions of approximately $200 million, net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 points of presence ("POPs") serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, PST entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, PST will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement.

     The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA losses of $(31.0) million, $(9.4) million and $(14.7) million, respectively.

     Investments. On August 27, 1998, the Company purchased, for $9.1 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which ICG Telecom did not already own, including incremental costs of obtaining that investment of $0.1 million. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio.

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ICG ChoiceCom, L.P., ICG's facilities-based telecommunications services operations in Texas ("ChoiceCom"). Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a privately held Delaware corporation and CLEC based in San Francisco, California ("NorthPoint"). The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as defined in the agreement, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock for one year from the date of the initial public offering of NorthPoint's common stock.

     In conjunction with the Company's purchase of the NorthPoint Preferred Stock, NorthPoint has been designated as ICG's preferred digital subscriber line ("DSL") provider for a two-year period. Under this agreement, ICG Telecom will purchase a minimum of 49,000 lines from NorthPoint over the two-year term and allow NorthPoint access to ICG Telecom's collocation facilities in markets where NorthPoint has limited or no operations. As part of the agreement, ICG Equipment agreed to sell all of its existing DSL equipment for total proceeds of approximately $2.7 million in cash.

     Financings. On February 12, 1998, the Company completed a private placement of 10% Senior Discount Notes due 2008 (the "10% Notes") for gross proceeds of approximately $300.6 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $9.7 million, were approximately $290.9 million. The 10% Notes are unsecured senior obligations of the Company that mature on February 15, 2008, at a maturity value of $490.0 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable each February 15 and August 15, commencing August 15, 2003. The 10% Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act").

     On April 27, 1998, the Company completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.9 million, were approximately $242.1 million. The 9 7/8% Notes are unsecured senior obligations of the Company that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and

November 1, commencing November 1, 2003. The 9 7/8% Notes have been registered under the Securities Act.

Leasing Services

     ICG Equipment was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom. Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufactures, providers of intercity network facilities and ICG Telecom and subsequent lease of such assets to ICG Telecom. ICG Equipment has applied for, and received or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the term of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the times of the purchase. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure.

     All leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment has engaged a third party to conduct independent appraisals of the assets ICG Equipment purchases from ICG Telecom. Such appraisals provide ICG Equipment with an independent evaluation of the fair value of the assets at the time of purchase, the estimated economic life of the various classes of assets and the estimated fair value of the assets at points in time during their economic life. ICG Equipment purchases assets strictly at the request of ICG Telecom and, accordingly, maintains only a limited inventory of unleased assets on any date.

     All of ICG Equipment's leases with ICG Telecom are structured as operating leases, with non-cancelable initial terms ranging from 2 to 10 years. Although lease revenue is recognized from the date the assets are placed in service, lease payments are deferred for one year from the inception of the lease, after which lease payments are due and payable on a monthly basis. Under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is also required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. The master lease agreements require ICG Telecom to insure the leased assets against casualty loss, to pay all related property, sales and other taxes and to maintain the assets in good operating condition.

     Residual values of leased assets are established at lease inception. In estimating the residual value, ICG Equipment considers relevant facts regarding the assets, including their potential obsolescence within the telecommunications industry and the probability that the assets will continue to be installed and in use by ICG Telecom at the end of the lease term. ICG Equipment has engaged a third party to conduct substantially all of ICG Equipment's lease documentation and administration activities.

     ICG Equipment completed its first significant transaction on June 30, 1998, and accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. At December 31, 1998, ICG Equipment had $195.0 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $107.0 million of such assets intended for future lease to ICG Telecom, but not yet placed into service. Revenue from the Company's Leasing Services was approximately $9.9 million for fiscal 1998.

Network Services

     PST's principal objective is to create and deliver high quality network services and enhanced data products to ISPs, ICG Telecom and other telecommunications providers and, potentially, to business end users who elect to outsource their networking and information technology functions. PST believes the Internet business is one of the fastest growing segments of the telecommunications service sector, thereby providing enormous growth opportunities for network service providers supporting the growing base of ISPs and their customers. PST plans to take advantage of these opportunities initially by offering wholesale Internet access and other enhanced network services directly to ISPs and by leveraging its relationship with ICG Telecom. The Company believes that ICG Telecom will, in turn, leverage its relationship with its end user ISP customers to expand ICG Telecom's current primary rate interface ("PRI") offerings to include new services that will utilize PST's data network. PST's management believes its planned integration of its data services capability with ICG Telecom's local networks will position PST and ICG Telecom together to lead in the development and provisioning of new services to this emerging customer base. In providing its services, PST will utilize the domestic Internet backbone assets formerly owned by NETCOM. Accordingly, the Company's operations under its new wholesale network services format commenced upon the initial sale of the operations of NETCOM on February 17, 1999.

Network Infrastructure

     PST's nationwide data network consists of 236 POPs and 13 hubs containing carrier grade frame relay switches and high capacity routers. The hubs are connected via redundant leased Asynchronous Transfer Mode ("ATM") network circuits across the nation with capacity ranging from 10 to 80 megabits per second. The backbone connects to major public peering connections at MFS MAE East NAP ("Network Access Point") (Washington, D.C.), MFS MAE West NAP (Santa Clara, California), PacBell NAP (San Jose, California), Sprint NAP (Newark, New Jersey) and Ameritech NAP (Chicago, Illinois). In addition, PST has several private peering relationships with other major ISPs. The network carries and will carry all Internet protocol ("IP"), or packetized data, traffic associated with PST's business. The design and architecture of the physical network permits PST to offer highly flexible, reliable, high-speed services to its customers. The data network infrastructure is monitored by a network operations center in San Jose, California.

     During the first half of 1999, PST will begin migrating away from the leased ATM network as it adds its own ATM switches connected by redundant DS-3 circuits. PST believes this will increase network visibility of the operations center and create a more scalable network backbone.

Service Offerings

     PST intends to provide wholesale network capacity and enhanced data services to ICG Telecom and other telecommunications providers, as required. In December 1998, ICG announced plans to offer several new network services to its business and ISP customers by utilizing ICG's and, consequently, PST's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided, which services are expected to be available from ICG beginning in 1999. One of the services currently being offered is modemless remote access service ("RAS"). RAS, known as managed modem service, allows ICG to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to ICG, will allow ICG to act as an aggregator of ISP traffic.

     PST participates in the offering of RAS by providing radius routing and proxy services at the modem bank connected to ICG Telecom's or another telecommunications provider's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. PST also provides transport services to deliver all IP data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, PST monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future.

     In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in 230 major cities in the United States, covering more than 90% of the commercial long distance market. ICG Telecom carries the IP traffic over PST's nationwide data network and terminates a large portion of the traffic via PST's POPs. PST charges ICG Telecom for calls carried and terminated on PST's network.

     ICG and PST together also began offering integrated access services ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by ICG Telecom at the customers' premises and in ICG
Telecom's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings will be carried over PST's network.

     In March 1999, ICG entered into an agreement with NorthPoint, which designates NorthPoint as ICG's preferred DSL provider for a two-year period. All of ICG's DSL traffic will be routed by NorthPoint to PST's ATM switches and transported by PST either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required.

     PST's network will also be utilized by ICG Telecom in offering peering services to its ISP customers, in which service offerings ICG Telecom will become the general backbone provider for its customers. Additionally, PST intends to provide other enhanced network services as demand warrants.

     The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 1999, 2000 or future years. These service offerings are ultimately dependent upon demand from ISPs and other telecommunications providers and, while ICG Telecom and PST believe this market sector will benefit from these new services, there is no assurance that ICG Telecom and PST will be able to successfully deploy and market these services efficiently, or at all, or obtain and retain new customers in a competitive marketplace.

Customers and Marketing

     PST is currently utilizing its nationwide data network to provide Internet access and other network services to MindSpring for a one-year period. During the term of this agreement, PST plans to evaluate various marketing strategies to identify and market similar and other enhanced services to primarily local and regional ISPs, ICG Telecom and other telecommunications providers. PST's primary marketing strategy is its ability to provide network management and support services to its customers at cost-effective rates. As quality Internet access services are increasingly becoming a commodity in the marketplace, ISPs must offer their end user customers new enhanced services to promote product differentiation and customer loyalty. Since ISPs are often constrained by their ability to expend sufficient capital and management resources to continuously monitor, manage and upgrade their networks to maintain or improve access speed and reliability for end users, ISPs have limited resources available to invest in developing new services. These resource constraints can make it more difficult for small to medium-sized ISPs and new entrants to compete with nationwide providers who benefit from scale economies. PST believes its network service capabilities will offer ISPs expanded, higher quality and more efficient network services at a discount to what they could otherwise provide on their own, while also allowing ISPs the opportunity to focus on areas of product differentation. PST initially intends to utilize the efforts of ICG's direct sales force and sales agents to market its existing Network Services and identify needs for new customized products. This strategy offers the Company the immediate benefit of trained sales personnel who have existing relationships with PST's targeted customers, while offering ICG the opportunity to expand its service offerings to its own customers for a more full service approach.

     As the Company intends at this time to provide Leasing Services only to ICG Telecom, the Company is not currently involved in expanded marketing efforts for these services. ICG Equipment has applied for and received, or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the terms of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the time of the purchase.

Competition

     As a recent entrant into the wholesale network services sector, the Company faces competition from existing providers of PST's planned services, primarily UUNet Technologies, Inc., PSINet, Inc. and, ultimately, Level 3 Communications, Inc. and Qwest Communications International, Inc. once their networks have been sufficiently developed. Other competitors also include GTE, AT&T, Sprint Corporation and the Regional Bell Operating Companies that currently offer similar wholesale network service product to ISPs. While strong competition currently exists in this sector, the Company believes that the recent growth in the Internet industry provides expanded opportunity and demand for new providers such as the Company, and that early participants in this growing sector have increased opportunity for establishing and, once experienced, growing market share. There can be no assurance that sufficient demand will exist for PST's wholesale network services in its selected markets, that market prices will not dramatically decline or that PST will be successful in executing its strategy in time to meet new competitors, or at all.

Employees

     On December 31, 1998, the Company employed, through NETCOM, a total of 821 individuals on a full time basis, including 193 employees of NETCOM's international operations. As of March 31, 1999, the Company employed, through PST, a total of 121 individuals on a full time basis. None of the Company's employees are represented by a labor union and the Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company currently leases approximately 245,000 square feet for offices and storage sites, primarily in the metropolitan area of San Jose, California, and also leases approximately 94,000 square feet in other areas of the United States to house PST's telecommunications POP equipment.

     As of December 31, 1998, ICG's corporate headquarters building, land and improvements were leased by another subsidiary of ICG under an operating lease from an unrelated third party. The Company has signed a letter of intent to purchase the approximately 265,000 square foot facility located in Englewood, Colorado, as well as the other previously leased assets. A newly formed subsidiary of the Company expects to complete the purchase of those assets in April 1999.

ITEM 3.  LEGAL PROCEEDINGS

     A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County, alleging unfair business practices and related causes of action against NETCOM in connection with its offers of free trial periods and cancellation procedures. Claimed damages are at least $10.0 million. Although the case is plead as a class action, the class has not been certified and plaintiffs have requested to substitute a new class representative. The parties are currently conducting discovery. Trial has been tentatively set for June 1999. The Company believes it has meritorious defenses to such claims and intends to vigorously defend the action.

     The Company is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 12, 1998, the Board of Directors of ICG, the sole stockholder of the Company, unanimously adopted resolutions authorizing the disposition of the operations of NETCOM.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SECURITYHOLDER MATTERS

     All of the Company's 10 shares of common stock issued and outstanding, $.01 par value per share, are owned by ICG. There exists no established public trading market for the Company's common stock. Since the formation of the Company and ICG's initial acquisition of the Company's common stock, there have been no sales or transfers of the Company's common stock. No cash dividends have been declared and the Company does not intend to pay cash dividends on the Company's common stock.

     In April 1998, the Company sold $405.3 million principal amount at maturity ($250.0 million original issue price) of 9 7/8% Notes. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million. In February 1998, the Company sold $490.0 million principal amount at maturity ($300.6 million original issue price) of 10% Notes. Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $9.0 million.

     Both of the foregoing offerings were exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Sales were made only to "qualified institutional buyers," as defined in Rule 144A under the Securities Act, and other institutional accredited investors. The securities sold in both of the foregoing offerings were subsequently registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data for fiscal 1994 through fiscal 1998 has been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report. Upon the formation of ICG Services, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. ICG owns all of the Company's issued and outstanding common stock. The Company does not present loss per share from continuing operations or net loss per share as such disclosure is not considered to be meaningful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."




                                                                            Years Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                     1994            1995             1996             1997            1998
                                                --------------- ---------------  ---------------  --------------- ---------------
                                                                                 (in thousands)
Statement of Operations Data:
Revenue                                         $          -              -                -                -           9,911
Operating expenses:
  Selling, general and administrative
    expenses                                               -               -                -                -           3,761
  Depreciation                                             -               -                -                -           4,064
                                                --------------- ---------------  ---------------  --------------- ---------------
    Total operating expenses                               -               -                -                -           7,825

    Operating income                                       -               -                -                -           2,086

Interest expense                                           -               -                -                -         (45,522)
Interest income                                            -               -                -                -          23,436
                                                --------------- ---------------  ---------------  --------------- ---------------

Loss from continuing operations before
  share of earnings                                        -               -                -                -         (20,000)
Share of earnings of ICG Ohio LINX                         -               -                -                -           1,075
                                                --------------- ---------------  ---------------  --------------- ---------------

Loss from continuing operations                            -               -                -                -         (18,925)

Loss from discontinued operations                       (100)        (14,064)         (44,265)         (33,092)        (60,965)
                                                --------------- ---------------  ---------------  --------------- ---------------

  Net loss                                     $        (100)        (14,064)         (44,265)         (33,092)        (79,890)
                                                =============== ===============  ===============  =============== ===============

Other Data:
Net cash used by operating activities
  of continuing operations                                 -               -                -                -         (85,764)
Cash used by investing activities of
  continuing operations                                    -               -                -                -        (352,073)
Net cash provided by financing activities
  of continuing operations                                 -               -                -                -         532,802
EBITDA (1)                                                 -               -                -                -           6,150
Capital expenditures of continuing
  operations (2)                                           -               -                -                -         301,969
Capital expenditures of discontinued
  operations (2)                                      11,143          43,601           53,992           17,258          25,971


                                                                                  December 31,
                                                ---------------------------------------------------------------------------------
                                                     1994            1995             1996             1997            1998
                                                --------------- ---------------  ---------------  --------------- ---------------
                                                                                 (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
  investments available for sale                  $         -               -                -                -         155,380
Net current assets (liabilities)of
  discontinued operations (3)                          15,551         131,917           53,646           38,698         (22,328)
Working capital                                        15,551         131,917           53,646           38,698         248,438
Property and equipment, net                                 -               -                -                -         297,905
Net non-current assets of discontinued
  operations (3)                                       12,413          53,549           91,145           73,637          54,023
Total assets                                           27,964         185,466          144,791          112,335         679,749
Long-term debt                                              -               -                -                -         594,617
Common stock and additional paid-in capital            31,677         203,271          205,622          207,325         207,798
Accumulated deficit                                    (3,713)        (17,777)         (62,042)         (95,134)       (175,024)
Stockholders' equity                                   27,964         185,466          144,791          112,335          32,655

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

(2) Capital expenditures includes assets acquired under capital leases. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM for all periods presented.

(3)  Net non-current  assets of  discontinued  operations and net current assets
     (liabilities)  of  discontinued   operations   represents  the  assets  and
     liabilities of NETCOM for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history, the successful implementation of the Company's new strategy of offering wholesale network services to ISPs, ICG Telecom and other telecommunications providers and lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the years ended December 31, 1996, 1997 and 1998 have been derived from the Company's audited financial statements included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     The Company was formed on January 23, 1998 and is a wholly owned subsidiary of ICG. The Company's Leasing Services and Network Services operations are currently conducted through its two operating subsidiaries, ICG Equipment and PST (formerly NETCOM).

     On January 21, 1998, ICG acquired NETCOM, a provider of Internet connectivity and Web site hosting services and other value-added services located in San Jose, California, in a transaction accounted for as a pooling of interests. As consideration for the acquisition, ICG issued approximately 10.2 million shares of ICG Common Stock, valued at approximately $284.9 million on the date of the merger. Upon the formation of ICG Services, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM.

     In January 1998, the Company formed ICG Equipment for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom. Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom and subsequent lease of such assets to ICG Telecom. ICG Equipment has applied for, and received or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the terms of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the time of the purchase. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. All leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At December 31, 1998, ICG
Equipment had approximately $195.0 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $107.0 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. Since the Company expects to record a gain on the disposition of NETCOM, the Company has deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the formal plan of disposition of NETCOM was approved by the Board of Directors) through December 31, 1998 of approximately $10.8 million. The Company expects to record a combined gain on the NETCOM transactions of approximately $200 million, including the recognition of the deferred losses of NETCOM from November 3, 1998 through the sale dates and net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the NETCOM transactions will be classified in the Company's consolidated statement of operations as an extraordinary item. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA losses of $(31.0) million, $(9.4) million and $(14.7) million, respectively. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 POPs serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, PST entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, PST will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses will be offset by the periodic recognition of the portion of the gain on the sale of assets to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers will be recognized in the Company's consolidated statement of operations as incurred.

     Additionally, PST intends to provide wholesale network capacity and enhanced data services to ICG Telecom and other telecommunications providers, as required. In December 1998, ICG announced plans to offer several new network services to its business and ISP customers by utilizing ICG's and, consequently, PST's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided, which services are expected to be available from ICG beginning in 1999. One of the services currently being offered is RAS. RAS, known as managed modem service, allows ICG to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to ICG, will allow ICG to act as an aggregator of ISP traffic. PST participates in offering RAS by providing radius routing and proxy services at the modem bank connected to ICG Telecom's or another telecommunications provider's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. PST also provides transport services to deliver all IP data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, PST monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future. In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in 230 major cities in the United States, covering more than 90% of the commercial long distance market. ICG Telecom carries the IP traffic over PST's nationwide data network and terminates a large portion of the traffic via PST's POPs. PST charges ICG Telecom for calls carried and terminated on PST's network. ICG and PST together also began offering IAS which allows voice and data traffic to be carried on the same circuit. Through equipment installed by ICG Telecom at the customers' premises and in ICG Telecom's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings will be carried over PST's network. In March 1999, ICG entered into an agreement with NorthPoint, which designates NorthPoint as ICG's preferred DSL provider for a two-year period. All of ICG's DSL traffic will be routed by NorthPoint to PST's ATM switches and transported by PST either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. PST's network will also be utilized by ICG Telecom in offering peering services to its ISP customers, in which service offerings ICG Telecom will become the general backbone provider for its customers. Additionally, PST intends to provide other enhanced network services as demand warrants.

         The Company has and will continue to enter into agreements with ICG Telecom to provide network services at negotiated rates. All such arrangements contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 1999, 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs, and other telecommunications providers, and while ICG Telecom and PST believe the Internet services market sector will benefit from these new services, there is no assurance that ICG Telecom and PST will be able to successfully deploy and market its new services efficiently, or at all, or obtain and retain new customers in a competitive marketplace. In the event that ICG Telecom fails to successfully deploy its new services utilizing PST's network, demands a lower volume of network capacity services than originally anticipated or is unable to adequately compensate PST for services provided or to be provided, PST will market its services solely to unrelated third parties.

     The Company may acquire telecommunications and related businesses that complement ICG's business strategy to offer a wide array of telecommunications and related services primarily to communications-intensive business customers. Additionally, the Company may acquire businesses from ICG which ICG currently owns and operates. Any further acquisitions would be primarily through the use of cash on hand, including the proceeds from the sales of the operations of NETCOM, the proceeds from securities offerings and ICG Common Stock. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions. The Company's results of operations and financial condition will change as the operations of ICG Equipment and PST become more significant and as it consummates acquisitions, if any.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating expenses, operating income and EBITDA as a percentage of the Company's revenue.


                                                                     Years Ended December 31,
                                              ------------------------------------------------------------------------
                                                      1996                     1997                     1998
                                              ----------------------  ------------------------ -----------------------
                                                    $          %           $            %            $           %
                                              -------------- -------  -------------  --------- -------------- --------
                                                                       (Dollars in thousands)
Statement of Operations Data:
Revenue                                                -       -                -       -            9,911      100
Operating expenses:
  Selling, general and administrative                  -       -                -       -            3,761       38
  Depreciation                                         -       -                -       -            4,064       41
                                              -------------- --------  ------------- -------  -------------  -------
    Total operating expenses                           -       -                -       -            7,825       79

    Operating income                                   -       -                -       -            2,086       21

Other Data:
Net cash used by operating activities
  of continuing operations                             -                        -                  (85,764)
Cash used by investing activities of
  continuing operations                                -                        -                 (352,073)
Net cash provided by financing
  activities of continuing operations                  -                        -                  532,802
EBITDA (1)                                             -       -                -       -            6,150       62
Capital expenditures of continuing
  operations (2)                                       -                        -                  301,969
Capital expenditures of discontinued
  operations (2)                                  53,992                   17,258                   25,971

     (1) (2) See notes 1 and 2 under "Selected Financial Data" for the definitions of EBITDA and capital expenditures, respectively.

     Revenue. The Company recorded revenue of approximately $9.9 million for fiscal 1998, which consists entirely of revenue from Leasing Services provided to ICG or ICG's other operating subsidiaries. Revenue recorded on operating leases of property and equipment to ICG Telecom was $4.9 million for fiscal 1998. Additionally, the Company charged lease service fees to ICG Telecom during the periods presented for the cost of carrying assets not yet placed into service. For fiscal 1998, revenue earned on lease service fees was $5.0 million. The Company anticipates that revenue will increase substantially in future periods as the volume of ICG Equipment's operations increases.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were approximately $3.8 million for fiscal 1998. SG&A expenses consist principally of allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $2.4 million, representing 64% of total SG&A expenses for fiscal 1998. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases.

     Depreciation. Depreciation was $4.1 million for fiscal 1998 and includes depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases. The Company's depreciation expense will continue to increase as ICG Equipment places in service equipment that has already been purchased, purchases additional property and equipment for lease to ICG's other operating subsidiaries and as the Company recognizes the depreciation of assets formerly owned by NETCOM and retained by PST, beginning in February 1999.

     Interest expense. Interest expense was $45.5 million for fiscal 1998 and consists entirely of non-cash interest. Interest expense is attributable to the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively. The Company's interest expense will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash.

     Interest income. Interest income was $23.4 million for fiscal 1998 and primarily represents interest earned on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes. The Company also earned net interest income from ICG of approximately $4.6 million during fiscal 1998 for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company expects interest income to decline in future periods as the Company continues to invest its available cash balances in telecommunications equipment and other assets.

     Share of earnings of ICG Ohio LINX. The Company's share of earnings of ICG Ohio LINX was $1.1 million for fiscal 1998. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998.

     Loss from continuing operations. Loss from continuing operations of $18.9 million for fiscal 1998 is primarily a result of interest expense, offset by interest income, as described above. As the operations of ICG Equipment become more significant, the Company's loss from continuing operations will be increasingly impacted by the operating income of ICG Equipment.

     Loss from discontinued operations and net loss. For fiscal 1996, 1997 and 1998, loss from discontinued operations was $44.3 million, $33.1 million and $61.0 million, respectively, or 100%, 100% and 76%, respectively, of the Company's net loss. Loss from discontinued operations consists of the net loss of NETCOM. The decrease in the net loss of NETCOM between fiscal 1996 and 1997 is due to an increase in revenue and a decrease in operating costs as a percentage of revenue. The increase in the net loss of NETCOM between fiscal 1997 and 1998 relates primarily to increases in SG&A expenses, depreciation and amortization and approximately $9.4 million for merger costs incurred by NETCOM during fiscal 1998, relating to NETCOM's merger with ICG in January 1998. Net loss of $79.9 million for fiscal 1998 primarily includes interest expense and loss from discontinued operations.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods during fiscal 1997 and 1998. The Company believes that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The Company's development and expansion activities during the periods shown below materially affect the comparability of this data from one period to another. ICG owns all of the Company's issued and outstanding common stock. The Company does not present loss per share from continuing operations or net loss per share as such disclosure is not considered to be meaningful.

                                              Three Months Ended                              Three Months Ended
                                --------------------------------------------   ---------------------------------------------------
                                 Mar. 31,   June 30,   Sept. 30,   Dec. 31,     Mar. 31,     June 30,     Sept. 30,    Dec. 31,
                                   1997       1997       1997        1997         1998         1998         1998         1998
                                ----------- --------- ----------- -----------  -----------  -----------  ------------ ------------
                                                                     (in thousands)
Statement of Operations Data:
Revenue                         $      -           -          -           -            -          452        3,104        6,355
Operating (loss) income                -           -          -           -         (489)        (711)       1,312        1,974
Loss from continuing operations        -           -          -           -       (2,324)      (6,703)      (5,065)      (4,833)
Loss from discontinued
  operations                      (9,211)     (9,179)    (6,827)     (7,875)     (16,579)     (11,794)     (14,062)     (18,530)
                                ----------- --------- ----------- -----------  -----------  -----------  ------------ ------------

  Net loss                      $ (9,211)     (9,179)    (6,827)     (7,875)     (18,903)     (18,497)     (19,127)     (23,363)
                                =========== ========= =========== ===========  ===========  ===========  ============ ============

Other Data:
Net cash provided (used) by
  operating activities of
  continuing operations                -           -          -           -        1,762       31,636      (75,347)     (43,815)
Cash used by investing
  activities of continuing             -           -          -           -      (14,123)     (54,113)    (105,521)    (178,316)
  operations
Net cash provided (used) by
  financing activities of
  continuing operations                -           -          -           -      291,469      242,373         (384)        (656)
EBITDA (1)                             -           -          -           -         (489)        (563)       1,848        5,354
Capital expenditures of
  continuing operations (2)            -           -          -           -        2,123       50,113       71,521      178,212
Capital expenditures of
  discontinued operations (2)      5,281       5,592      3,117       3,268        6,509        8,439        5,270        5,753

     (1) (2) See notes 1 and 2 under "Selected Financial Data" for the definitions of EBITDA and capital expenditures, respectively.

 Net Operating Loss Carryforwards

     As of December 31, 1998, the Company had federal net operating loss carryforwards ("NOLs") of approximately $160.5 million which expire at various times in varying amounts through 2018. However, due to the provisions of Section 382, regulations issued under Section 1502 and certain other provisions of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of the Company's NOLs may be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes. Even with the aforementioned limitations, the Company anticipates that a significant portion of the Company's NOLs will be utilized to offset net income expected during the first quarter of 1999, arising from the extraordinary gain expected on the sales of the operations of NETCOM.

     Section 382 of the Code limits the use of NOLs, as well as other tax attributes, following significant changes in ownership of a corporation's stock, as defined in the Code. The limitation is expressed as the amount of NOL or other tax attributes arising during a period prior to the change in ownership that may be used by the Company in any tax year subsequent to a change in ownership. Other factors may act to increase or decrease the annual limitation for any year subsequent to a change in ownership. Future events beyond the control of the Company could reduce or eliminate the Company's ability to utilize its NOLs. Future ownership changes under Section 382 will require a new
Section 382 computation which could further restrict the use of the NOLs. In addition, the Section 382 limitation could be reduced to zero if the Company fails to satisfy the continuity of business enterprise requirement for the two-year period following an ownership change.

Liquidity and Capital Resources

     The Company's growth has been funded from the proceeds of its 1998 debt financings (the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively). As of December 31, 1998, the Company had current assets of $300.9 million, including $155.4 million of cash, cash equivalents and short-term investments available for sale, which exceeded current liabilities of $52.5 million, providing working capital of $248.4 million. On February 17 and March 16, 1999, the Company received total proceeds of $245.0 million and $41.1 million, respectively, from the sales of the operations of NETCOM. The Company
invests   excess  funds  in   short-term,   interest-bearing,   investment-grade
securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities of Continuing Operations

     The Company's operating activities of continuing operations used $85.8 million in fiscal 1998, consisting primarily of net losses and increases in receivables, which are partially offset by loss from discontinued operations, changes in other working capital items and non-cash expenses, such as depreciation and deferred interest expense.

     The Company expects to continue to generate negative cash flows from operating activities of continuing operations while the advances to ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries continue to increase each consecutive period. Consequently, the Company does not anticipate that cash provided by the continuing operations of ICG Equipment alone will be sufficient to fund operating activities of continuing operations, including the operations of PST, in the near term. The Company anticipates that cash used by operating activities of continuing operations will improve when the Company expands leasing operations under ICG Equipment, increases revenue from services offered by PST and the advances to ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries stabilize, any of which may not occur.

Cash Used By Investing Activities of Continuing Operations

     The Company's investing activities of continuing operations used $352.1 million in fiscal 1998, consisting of cash expended for the acquisition of property, equipment and other assets of $302.0 million, the purchase of short-term investments available for sale of $41.0 million and the purchase of the 20% equity interest in ICG Ohio LINX of $9.1 million. The Company will continue to use cash in 1999 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the development and expansion of PST's operations and, potentially, for acquisitions.

Net Cash Provided By Financing Activities of Continuing Operations

     The Company's financing activities of continuing operations provided $532.8 million for fiscal 1998, consisting of net proceeds from the issuance of long-term debt and proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January 1998) and proceeds from the exercise of NETCOM stock options.

     On February 12, 1998, the Company completed a private placement of 10% Notes, with a maturity value of approximately $490.0 million, for net proceeds, after underwriting and other offering costs, of approximately $290.9 million. Interest will accrue at 10% per annum, beginning February 15, 2003, and is payable in cash each February 15 and August 15, commencing August 15, 2003. The 10% Notes will be redeemable at the option of the Company, in whole or in part, on or after February 15, 2003.

     On April 27, 1998, the Company completed a private placement of 9 7/8% Notes, with a maturity value of approximately $405.3 million, for net proceeds, after underwriting and other offering costs, of approximately $242.1 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable in cash each May 1 and November 1, commencing November 1, 2003. The 9 7/8% Notes will be redeemable at the option of the Company, in whole or in part, on or after May 1, 2003.

     As of December 31, 1998, the Company had an aggregate accreted value of approximately $594.6 million outstanding under the 10% Notes and the 9 7/8% Notes. With respect to indebtedness outstanding on December 31, 1998, the Company has cash interest payment obligations of approximately $44.5 million in 2003, and $89.3 million in 2004, and $89.0 million in 2005 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness or obtain additional funds, and if the Company is unable to effect such refinancing or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations were $302.0 million for fiscal 1998. The Company anticipates that the expansion of the Company's businesses will require capital expenditures of approximately $300.0 million in 1999, including assets to be purchased by ICG Equipment from ICG Telecom. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Additionally, the Company plans to invest approximately $120.0 million in telecommunications businesses in 1999, including its investments in ChoiceCom and NorthPoint of approximately $35.1 million and $10.0 million, respectively, in March 1999. Actual capital and other expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition and the availability of equity, debt and lease financing.

     Management believes that the Company's cash on hand, including proceeds from the sales of the operations of NETCOM, cash flows from operations, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand ICG Equipment's and PST's businesses and to fund its operating deficits as currently planned. Changes in the Company's business plan may require additional sources of cash, which may be obtained through public and private debt financings, capitalized leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital expenditure and operating needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

New Accounting Pronouncements

     During 1998, the Company adopted Statements of Financial Accounting Standards Nos. 128, "Earnings per Share," 129, "Disclosure of Information about Capital Structure," 130, "Reporting Comprehensive Income," 131, "Disclosures about Segments of an Enterprise and Related Information," 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and 133, "Accounting for Derivative Instruments and Hedging Activities" (collectively, the "Statements"), none of which had any impact on the Company's financial position, results of operations or cash flows for any periods presented. The Company has incorporated any expanded financial statement disclosure required under the Statements in its accompanying consolidated financial statements.

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

Strategy

     ICG's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, ICG has developed a four-phase plan which it is applying to each functional category of ICG's computer systems and components. Each of ICG's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in ICG's operations, including components used by ICG's voice and data switches and collocations and telecommunications products;

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

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Networks and Products
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             In progress             To begin Q2 1999
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             To begin Q2 1999        To begin Q2 1999
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ----------------------------------------------------------------------------------------------
IT Systems
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Low                        Complete               In progress                To be determined based on the results of
                                                       To complete Q2 1999                        Phase II
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     High                       In progress            In progress                To be determined based on the results of
                                To complete Q2 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin  Q2 1999                 To be determined based on the results of Phase I
                                To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             To begin  Q2 1999       To begin Q2 1999
                                                       To complete Q2 1999     To complete Q2 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             To begin Q2 1999        To begin Q2 1999
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q4 1999
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     Low                        Complete               In progress                To be determined based on the results of
                                                       To complete Q2 1999                        Phase II
------------------------------- ---------------------- ----------------------- -----------------------------------------------

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

Costs

     ICG expenses all incremental costs to ICG associated with Year 2000 compliance issues as incurred. Through December 31, 1998, such costs incurred were approximately $0.5 million consisting of approximately $0.4 million of replacement hardware and software and approximately $0.1 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. ICG has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs ICG believes has not exceeded $0.5 million through December 31, 1998. ICG expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in ICG's fiscal 1999 budget and represent approximately 4% of ICG's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as

ICG continues with its Year 2000 compliance plan. ICG intends to use cash on hand for Year 2000 compliance costs, as necessary.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and, subsequent to February 17, 1999, equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

     The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of December 31, 1998, the Company had approximately $155.4 million in cash and cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 5.15%. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at December 31, 1998 of approximately $0.4 million, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At December 31, 1998, the Company's indebtedness included $594.6 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

Equity Price Risk

     On February 17 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, which were registered with the Securities and Exchange Commission effective April 6, 1999 and valued at approximately $79.76 per share at the time of the transaction. Currently, the Company bears some risk of market price fluctuations in its investment in MindSpring. The common stock of MindSpring is traded on the Nasdaq National Market and has, at April 13, 1999, a fair market value of $119.94 per share. Although changes in the fair market value of MindSpring common stock may affect the fair market value of the Company's investment and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company has entered into a hedging contract. During the term of the hedging contract, a hypothetical 10% fluctuation in the fair value of the common stock of MindSpring would not cause a material impact on the Company's financial position, results of operations or cash flows. The Company intends to liquidate its investment in MindSpring in the near term.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of NorthPoint Preferred Stock. The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as defined in the agreement, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock for one year from the date of the initial public offering of NorthPoint's common stock. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint. NorthPoint intends to complete the initial public offering of its common stock in the second quarter of 1999, although there is no assurance that the initial public offering of NorthPoint's common stock will be completed within this timeframe, or at all. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company appear on page F-1 of this Annual Report.

     Selected quarterly financial data required under this Item is included under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS

     The Directors and executive officers of the Company are set forth below. The Directors of ICG Services are appointed by ICG, the sole stockholder of the Company, and hold office until the next annual meeting of stockholders of ICG and thereafter, until their successors are appointed and qualified or until their death, resignation or removal.

     Set forth below are the names, ages and positions of the Directors and executive officers of the Company.

Name                         Age       Position
------------------------- ------------ ------------------------------------------------------------------------------
J. Shelby Bryan               53       President, Chief Executive Officer and Chairman of the Board of Directors
Harry R. Herbst               47       Executive Vice President, Chief Financial Officer and Director
H. Don Teague                 56       Executive Vice President, General Counsel, Secretary and Director
John V. Colgan                54       Director
Douglas I. Falk               49       Director
John Kane                     46       Director

J. Shelby Bryan was appointed President, Chief Executive Officer and Chairman of the Board of Directors in January 1998 and has been President, Chief Executive Officer and Director of ICG since May 1995. He has 19 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A. ("Millicom"), a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and served as a director through 1998.

Harry R. Herbst has been Executive Vice President of ICG and the Company since July 1998 and Chief Financial Officer of ICG and the Company and Director of the Company since August 1998. Mr. Herbst has been a member of the Board of Directors of ICG since October 1995. He was Vice President of Finance and Strategic Planning of Gulf Canada Resources Ltd. from November 1995 to July 1998 and Vice President and Treasurer of Gulf Canada Resources Ltd. from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand, predecessor to PricewaterhouseCoopers LLP.

H. Don Teague joined ICG as Executive Vice President, General Counsel and Secretary in May 1997 and was appointed to the same position of the Company and Director of the Company in January 1998. Prior to these positions, Mr. Teague was Senior Vice President, Administration and Legal with Falcon Seaboard Holdings, L.P. and its predecessors from April 1994 through April 1997. From 1974 to April 1994, Mr. Teague was a partner in the law firm of Vinson & Elkins L.L.P.

John V. Colgan was appointed a Director of the Company in August 1998. Mr. Colgan is currently Vice President Shared Services of ICG and has held a number of positions at ICG since 1994, including Vice President of Financial Planning and Analysis of ICG and Senior Vice President of Finance for ICG Telecom Group, Inc. Prior to joining ICG in 1994, Mr. Colgan held several executive positions in the transportation and logistics industry, including Vice President and General Manager of TLN, Inc., a logistic information systems integrator, Executive Vice President of Administration and Treasurer for MNX, Inc. a publicly held transportation services provider and Vice President of Finance of Burlington Northern Motor Carriers. Mr. Colgan, a certified public accountant, was employed for 10 years by Arthur Andersen & Co.

Douglas I. Falk was appointed a Director of the Company in September 1998 and has been Executive Vice President - Telecom of ICG and President of ICG Telecom Group, Inc. since September 1998. Prior to this position, Mr. Falk was Senior Vice President of Sales and Marketing for NETCOM from May 1998 to August 1998, President of ICG Satellite Services, Inc. from August 1996 to April 1998 and Executive Vice President - Satellite from October 1996 to April 1998. Prior to joining ICG, Mr. Falk held several positions in the cruise line industry, including President of Norwegian Cruise Line, Senior Vice President - Marketing and Sales with Holland America Lines/Westours and Executive Vice President of Royal Viking Line. Prior to his work in the cruise line industry, Mr. Falk held executive positions with MTI Vacations, Brown and Williamson Tobacco, Pepsico International, Glendenning Associates and The Procter and Gamble Company.

John Kane was appointed a Director of the Company in February 1998 and has been Executive Vice President Corporate Development and President of Fiber Optic Technologies, Inc. of ICG since March 1998. Prior to joining ICG, Mr. Kane had 25 years of experience in the telecommunications industry. Most recently, Mr. Kane was Executive Vice President, Business Development for AMNEX, Inc., a specialty telecommunications services company. From 1992 to 1995, Mr. Kane was Senior Vice President for WCT Communications, Inc., which built a national fiber optic long distance network. Mr. Kane has also served as President of Americas Carriers Telecommunications Association (ACTA) and is a frequent speaker at industry conferences.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

     All of the Company's Directors are employees of ICG and therefore receive no additional compensation for serving as Directors.

Compensation Committee Interlocks and Insider Participation

     The  Company  has no  compensation  committee.  However,  the  Compensation
Committee of the Board of Directors of ICG (the "Compensation Committee") evaluates compensation levels of senior management and evaluates the various factors affecting compensation of the Company's highest paid officers. The Compensation Committee consists of four non-employee Directors: William J.

Laggett, Chairman of the ICG Board of Directors, John U. Moorhead II, Walter Threadgill and Leontis Teryazos.

Board Compensation Committee Report on Executive Compensation

     The compensation of senior management is paid by ICG. The Compensation Committee believes that compensation to the Company's executive officers should be designed to encourage and reward management's efforts to further strengthen the Company's business and to create added value for the stockholders. Such a compensation program helps to achieve the Company's business and financial objectives and also provides incentives needed to attract and retain well-qualified executives. The Company operates in a competitive marketplace and needs to attract and retain highly qualified senior management and executive personnel in order for the Company to achieve its goal of continued growth. The Compensation Committee attributes a substantial portion of the Company's overall performance, as well as the individual contributions of the executive officers, to the executive officers' compensation.

     PST, a subsidiary of the Company,  has an employment agreement with Michael
D. Kallet, Senior Vice President, General Manager and Chief Operating Officer of PST. All senior management, except for J. Shelby Bryan, President, Chief Executive Officer and Chairman of the Board of Directors, are compensated with a base salary and incentive bonus. The base salaries are intended to compensate executives for their ongoing leadership skills and management responsibility. The incentive bonuses are dependent upon ICG's and the Company's performance. For purposes of determining incentive bonuses, the Compensation Committee evaluates the accomplishment of goals set at the beginning of each fiscal year and compares ICG's and the Company's performance in each year to those goals. As a result of ICG's and the Company's performance during fiscal 1998, the Compensation Committee approved bonuses for the Named Executive Officers of the Company. See "-Executive Compensation" for the definition of Named Executive Officers and the bonuses paid to executive officers.

     In addition, the Stock Option Committee of ICG awarded stock options to certain employees of the Company, including executive officers. These grants were based on individual performance and responsibility and were related to the executive officers' past performance as well as an incentive for continued
efforts and success. The Compensation Committee believes that stock options serve as important long-term incentives for executive officers by encouraging their continued employment and commitment to ICG's and the Company's performance. The Compensation and Stock Option Committees do not consider the number of options currently held by all executive officers in determining individual grants because such consideration could create an incentive to exercise options and sell the underlying stock. See "-Executive Compensation - Summary Compensation Table" for the stock options granted to the executive officers.

     The compensation of the Company's President, Chief Executive Officer and Chairman of the Board of Directors, J. Shelby Bryan, is paid by ICG and is set forth in his employment contract. Mr. Bryan's base salary is computed as: the sum of (i) one percent (1%) of the increase in Revenues of ICG for such month over Revenues of ICG for the immediately prior month and (ii) three percent (3%) of the increase in Earnings Before Income, Taxes, Depreciation and Amortization

(and other nonrecurring charges) ("EBITDA") of ICG for such month over EBITDA of ICG for the immediately prior month. Mr. Bryan receives other benefits, as well. See "-Executive Compensation - Summary Compensation Table" for the type and amount of these payments.

     Further, in the event any payments paid or payable by ICG or benefits received or receivable by Mr. Bryan from ICG (collectively, the "Executive Payments") are of the type encompassed within Section 280G of the Code, are subject to tax imposed by Section 4999 of the Code, and/or any comparable tax imposed by any state or local taxing authority, including any interest or penalties (collectively, the "Excise Tax"), ICG will pay an additional amount in cash (the "Gross-Up Payment") so that the net amount retained by Mr. Bryan after deduction of the Excise Tax on the Gross-Up Payment, as well as any other taxes due solely as a result of the Gross-Up Payment, shall be equal to the full amount of the Executive Payments. The Compensation Committee believes that the compensation paid to Mr. Bryan is appropriate based on Mr. Bryan's experience in the communications industry and because his compensation is directly tied to the performance of ICG and the Company.

     The Compensation Committee has reviewed the compensation of ICG's and the Company's executive officers and has concluded that their compensation is reasonable and appropriate in view of ICG's and the Company's performance. The Compensation Committee continually evaluates the compensation of ICG's and the Company's executive officers, including an assessment of compensation reports for comparable companies and for the telecommunications industry in general. The Compensation Committee believes that maintaining suitable executive compensation programs is necessary to support the future development of ICG and the Company and growth in stockholder value.

                                     William J. Laggett
                                     John U. Moorhead II
                                     Leontis Teryazos
                                     Walter Threadgill
                                     (Members of the ICG Compensation Committee)

Executive Compensation

     The following table provides certain summary information concerning compensation paid or accrued by ICG and the Company for fiscal 1998, the year of the Company's inception, to or on behalf of J. Shelby Bryan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, the four other most highly compensated executive officers of the Company and one additional officer for whom disclosure would have been required but for the fact that the individual was not serving as executive officer at December 31, 1998 (the "Named Officers"). The Company has not maintained any long-term incentive plans and the Company has not granted stock appreciation rights.


                           Summary Compensation Table

                                                                                               Long-term
                                                       Annual Compensation                    Compensation
                                          ----------------------------------------------     ---------------
                                                                                               Securities       All Other
                                Fiscal                                   Other Annual          Underlying     Compensation
 Name and Principal Position      Year    Salary ($)   Bonus ($)       Compensation ($)         Options           ($)
------------------------------- --------- ------------ ----------- ------------------------- --------------- ---------------
J. Shelby Bryan                   1998    1,435,191(1)         -             159,554(2)                -               -
   President, Chief Executive
   Officer and Chairman of
   the Board of Directors

Eric W. Spivey                    1998      236,539      105,507              13,068(4)          100,000(5)            -
   Former President and Chief
   Operating Officer of
   NETCOM(3)

Michael D. Kallet                 1998      198,846       83,919               9,577(6)           35,000(5)       37,500(7)
   Senior Vice President,
   General Manager and Chief
   Operating Officer of PST
   and former Senior Vice
   President, Operations and
   Engineering of NETCOM

Eric V. Goffney                   1998      180,000       71,105               3,700(6)           10,000(5)       37,500(7)
   Former Senior Vice
   President, Customer
   Support of NETCOM(8)

Kurt E. Johnson                   1998      169,616       71,745               5,885(6)           10,000(5)       44,850(7)
   Former Vice President and
   Chief Financial Officer of
   NETCOM(9)

David W. Garrison                 1998      349,996            -               1,859(10)         100,000(11)      95,283(12)
   Former Executive Vice
   President and Chief
   Executive Officer of
   NETCOM and Director of the
   Company

(1) Consists of amount earned pursuant to the compensation formula in Mr. Bryan's employment agreement with ICG. All amounts earned have been paid by ICG.
(2) Consists of $24,430 for car allowance, $46,964 for housing expenses and Company contributions to ICG's 401(k) Defined Contribution Plan in the amount of $88,160.
(3)  Mr. Spivey resigned from the Company, effective February 28, 1999.
(4) Consists of $9,760 for car allowance and Company contributions to ICG's 401(k) Defined Contribution Plan in the amount of $3,308.
(5) Includes options regranted as a result of the repricing of ICG's options on September 18, 1998. See "-Ten-Year Option/SAR Repricings."
(6)  Consists of Company  contributions  to ICG's  401(k)  Defined  Contribution
     Plan.
(7) Consists of an incentive bonus awarded for continued employment through the date of the merger between ICG and NETCOM.
(8) Mr. Goffney resigned from the Company, effective February 28, 1999. (9) Mr. Johnson resigned from the Company, effective February 28, 1999.
(10) Consists of payments for car allowance.

(11) As a result of Mr. Garrison's resignation on June 12, 1998, all 100,000 options granted to Mr. Garrison during fiscal 1998 were canceled.
(12) Consists of $7,000 for an incentive bonus awarded for continued employment through the date of the merger between ICG and NETCOM, $29,167 for payment under the Company's severance agreement with Mr. Garrison, $3,924 for COBRA payments made by the Company under the Company's severance agreement with Mr. Garrison and $55,192 for unused vacation and personal days upon Mr. Garrison's resignation on June 12, 1998.

                      Option/SAR Grants in Last Fiscal Year

     The Company granted no stock appreciation rights during fiscal 1998 to the Named Officers or to other employees. The Company's employees are eligible to participate in the stock option plans of ICG. The following table provides information on option grants to purchase ICG Common Stock to the Named Officers during fiscal 1998:

                                                                                     Potential realizable
                               Individual grants                                      value at assumed
                     ----------------------------------------                       annual rates of stock
                           Number of       Percent of total   Exercise               price appreciation for
                          Securities       Options granted     or base                     option term
                          underlying       to employees in      Price   Expiration  ------------------------
        Name            options granted(#)     Fiscal year      ($/Sh)      date        5% ($)      10% ($)

------------------- --------------------- ------------------ --------- ------------ ----------- ------------
  J. Shelby Bryan               -                  -             -             -            -            -

  Eric W. Spivey(1)        50,000                1.6        16.875(2)    2/28/00       86,484      177,188
                           50,000                1.6        16.875(2)    2/28/00       86,484      177,188

  Michael D. Kallet        35,000                1.1        16.875(2)    1/21/08      341,066      848,245

  Eric V. Goffney(3)       10,000                0.3        16.875(2)    5/28/99       8,437       16,875

  Kurt E. Johnson(4)       10,000                0.3        16.875(2)    2/28/00      17,297       35,438
                           34,512                1.1        16.875(2)    2/28/00      59,695      122,304

  David W. Garrison       100,000(5)             3.2        26.250       9/19/99     131,250      262,500

(1)  Mr. Spivey resigned from the Company, effective February 28, 1999.
(2) In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on September 18, 1998 with exercise prices at or in excess of $22.00 were repriced by the Stock Option Committee of the Company's Board of Directors to $16.875, the closing price of the ICG Common Stock on September 18, 1998. See "-Ten-Year Option/SAR Repricings."
(3)  Mr. Goffney resigned from the Company, effective February 28, 1999.
(4)  Mr.Johnson resigned from the Company, effective February 28, 1999.
(5) As a result of Mr. Garrison's resignation on June 12, 1998, all 100,000 options granted to Mr. Garrison during fiscal 1998 were canceled.

Aggregated  Option  Exercises  in Last  Fiscal  Year and Fiscal  Year End Option
Values

     The following table provides information on options to purchase ICG Common Stock exercised during fiscal 1998 by the Named Officers and the value of such officers' unexercised options at December 31, 1998:


                                                         Number of securities       Value of unexercised in-the-
                                                        underlying unexercised            money options at
                           Shares                   options at fiscal year end (#)     fiscal year end ($)(1)
                        acquired on      Value     -------------------------------  ----------------------------
Name                    exercise (#)  realized ($)   Exercisable   Unexercisable     Exercisable  Unexercisable
-----------------------------------------------------------------------------------------------------------------
J. Shelby Bryan             150,000     1,478,750      1,737,500       112,500         23,178,125      1,293,750

Eric W. Spivey                    -             -         38,826       100,000            226,097        462,500

Michael D. Kallet                 -             -         95,826        35,270            485,883        163,433

Eric V. Goffney                   -             -         47,454        10,000            276,571         46,250

Kurt E. Johnson                   -             -         42,708        10,000            213,375         46,250

David W. Garrison            89,521       382,144        161,098        15,556          1,088,656        145,137

(1)  Based on the closing  price of ICG Common  Stock of $21.50 on December  31,
     1998.


                         Ten-Year Option/SAR Repricings

Report on Repricing of Options/SARs

     The Stock Option Committee of the Board of Directors of ICG (the "Committee") is responsible for administering ICG's Stock Option Plans, as well as granting any stock options thereunder. The Committee is composed of four independent, non-employee directors of ICG.

     In 1998, ICG established the 1998 Stock Option Plan (the "Plan"). The purpose of the Plan is to promote the success and enhance the value of ICG by linking the personal interests of participants to those of ICG's stockholders by providing participants with an incentive for outstanding performance. The Plan is further intended to assist ICG in its ability to motivate, and retain the services of, participants upon whose judgment, interest and special effort the successful conduct of its operations is largely dependent. Up to an aggregate number of 3,400,000 shares may be granted under the Plan. When awarding stock options, the Committee takes into consideration the individual's past performance and contribution to ICG, as well as future potential.

     In September 1998, the Committee considered repricing certain existing stock options that, as a result of various market circumstances, were at option exercise prices substantially in excess of the then current market price of the common stock of ICG. Because of the exercise prices, many of the stock options issued to ICG's employees subsequent to October 1, 1997 did not effectively serve as incentives for the employees. Further, because of the extremely competitive marketplace for employees in the areas in which ICG is doing business, there was a significant risk that ICG would lose many valuable employees if it did not maintain a strong incentive compensation program.

     Consequently, the Committee approved the repricing of all outstanding employee stock options previously granted under the various employee stock option plans of the Company issued subsequent to October 1, 1997 that were priced at or in excess of $22.00 per share (collectively, the "Eligible

Options"). New stock options (the "Repriced Options") were granted as of September 18, 1998, each of which were granted under the same stock option plan under which the Eligible Options were originally granted. The transaction was accomplished through the cancellation by the Stock Option Committee of the Eligible Options and a grant of the Repriced Options. The Repriced Options are exercisable at a price of $16.875 per share, which was the closing price of a share of ICG Common Stock on the NASDAQ National Market on September 18, 1998.

                                   William J. Laggett
                                   John U. Moorhead II
                                   Leontis Teryazos
                                   Walter Threadgill
                                   (Members of the ICG Stock Option Committee)

     The following provides information on the repricing of stock options of the Named Officers:


                                                Number of
                                               securities                                                         Length of original
                                               underlying     Market price of    Exercise price                      option term
                                                 options       stock at time       at time of                     remaining at date
                                               repriced or    of repricing or     repricing or    New exercise     of repricing or
Name                                Date       amended (#)     amendment ($)     amendment ($)      price ($)         amendment
-------------------------------- ----------- ---------------- ----------------- ----------------- -------------- ------------------
J. Shelby Bryan                   9/18/98             -                 -                -               -                 -
  President, Chief Executive
  Officer and Chairman of the
  Board of Directors

Eric W. Spivey                    9/18/98        50,000            16.875            27.75          16.875 (1)        113 months
  Former President and Chief      9/18/98        50,000            16.875            30.00          16.875 (1)        116 months
  Operating Officer of NETCOM

Michael D. Kallet                 9/18/98        35,000            16.875            26.25          16.875 (1)        112 months
  Senior Vice President,
  General Manager and Chief
  Operating Officer of PST and
  former Senior Vice
  President, Operations and
  Engineering of NETCOM

Eric V. Goffney                   9/18/98        10,000            16.875            26.25          16.875 (1)        112 months
  Former Senior Vice
  President, Customer Support
  of NETCOM

Kurt E. Johnson                   9/18/98        10,000            16.875            26.25          16.875 (1)        112 months
  Former Vice President and
  Chief Financial Officer of
  NETCOM

David W. Garrison                    -              -                -                 -                -                  -
  Former Executive Vice
  President and Chief
  Executive Officer of NETCOM
  and Director of the Company

(1)  Represents the closing price of ICG Common Stock on September 18, 1998.

Executive Employment Contracts

     ICG has an employment agreement with Mr. J. Shelby Bryan, President, Chief Executive Officer and Chairman of the Board of Directors of the Company. PST has an employment agreement with Michael D. Kallet, Senior Vice President, General Manager and Chief Operating Officer of PST.

     ICG's amended employment agreement with Mr. Bryan provides for a term of two years, which commenced June 1, 1997. As compensation, ICG will pay Mr. Bryan a salary equal to the sum of one percent of the monthly increase in ICG's revenue and three percent of the monthly increase in EBITDA. If Mr. Bryan's salary exceeds $1,500,000 in any fiscal year, ICG may elect to pay such excess in unregistered ICG Common Stock. Mr. Bryan is entitled to benefits as are generally provided to executive officers of ICG, including options under stock option plans, a leased automobile, private club membership fees and reimbursement of reasonable out-of-pocket expenses incurred on behalf of ICG. The employment agreement may be terminated by ICG with or without cause or after a disability continuing for a six-month consecutive period, or by Mr. Bryan for cause, including breach of the agreement or reduction in status or responsibilities, or change of control. If the employment agreement is terminated for any reason other than for cause, ICG is obligated to pay Mr. Bryan a lump sum of $2.5 million and to continue benefits for a period equal to the greater of the remainder of the employment term or 18 months. After termination of the employment agreement, Mr. Bryan is subject to a confidentiality covenant and a one-year non-competition commitment.

     PST's employment contract with Michael D. Kallet, dated February 17, 1999, continues until the earliest of: Mr. Kallet's death; termination by PST upon written notice or by Mr. Kallet upon 30 days' prior written notice; termination for cause; written notice by PST that Mr. Kallet has been unable to perform his duties for a period of not less than three consecutive months as a result of incapacity; one year's advance written notice of termination of the agreement; or when all obligations under the agreement have been satisfied. The agreement provides for an annual base salary and incentive bonus as determined by PST's corporate officers. Mr. Kallet is also entitled to such other benefits as are generally provided to executive officers of PST including options granted under ICG's stock option plans and reimbursement of reasonable out-of-pocket expenses incurred on behalf of PST. In the event PST adopts a phantom stock plan, Mr. Kallet shall be entitled to participate in the plan. In the event of a change of control of PST, 50% of all options granted to Mr. Kallet under ICG's stock option plans shall vest upon the effective date of the change of control. If PST terminates Mr. Kallet's employment for any reason other than cause or disability, or if Mr. Kallet is constructively discharged (as defined in the agreement), Mr. Kallet shall receive an amount equal to one times his base compensation, 100% of the greater of his prior year's annual incentive bonus or his annual incentive bonus earned on a quarterly basis as of the date of termination, twelve months of life and health insurance and full vesting of all stock options granted by PST or ICG. Mr. Kallet is subject to a confidentiality covenant during and after the term of his employment contract.

     Mr. Bryan also has an agreement that provides in the event any payments paid or payable by ICG or benefits received or receivable by them from ICG (collectively, the "Executive Payments") are of the type encompassed within
Section 280G of the Code, are subject to tax imposed by Section 4999 of the Code, and/or any comparable tax imposed by any state or local taxing authority, including any interest or penalties (collectively, the "Excise Tax") ICG will pay an additional amount in cash (the "Gross-Up Payment") so that the net amount retained by Mr. Bryan, after deduction of the Excise Tax on the Gross-Up
Payment, as well as any other taxes due solely as a result of the Gross-Up Payment, shall be equal to the full amount of the Executive Payments. These agreements survive the termination of employment and continue to be binding until all obligations under the agreements have been satisfied. Mr. Kallet's employment contract contains a similar gross-up provision.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     ICG owns all of the outstanding shares of common stock of the Company.

     The following table sets forth, as of March 31, 1999, the number of shares of ICG Common Stock owned by all executive officers and Directors of the Company, individually and as a group. The persons named in the table below have sole voting and investment power with respect to all of the shares of ICG Common Stock owned by them, unless otherwise noted.

                                                                              Amount/Nature of
                 Name and Address of Beneficial Owner                       Beneficial Ownership        Percent(1)
------------------------------------------------------------------------    ----------------------     --------------
J. Shelby Bryan . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,919,293(2)             4.1%
   President, Chief Executive Officer and Chairman of the Board of
     Directors

Harry  R.  Herbst . . . . . . . . . . . . . . . . . . . . . . . . . . .              77,944(3)               *
   Executive Vice President, Chief Financial Officer and Director

H.  Don  Teague . . . . . . . . . . . . . . . . . . . . . . . . . . . .              35,000(4)               *
   Executive Vice President, General Counsel, Secretary and Director

John V.  Colgan . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28,248(5)               *
   Director

Douglas  I.  Falk . . . . . . . . . . . . . . . . . . . . . . . . . . .               9,044(6)               *
   Director

John  Kane  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,102(7)               *
   Director

All executive officers and Directors of the Company as a group (6 persons)        2,077,631(8)             4.5%

-------
* Less than one percent of the outstanding shares of ICG Common Stock.

(1) Based on 44,662,878 issued and outstanding shares of ICG Common Stock on March 31, 1999, plus shares of ICG Common Stock which may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to any shares vesting under ICG's 401(k) Plan within 60 days.
(2) Includes 165,000 shares of ICG Common Stock held by Mr. Bryan, 2,000 shares of ICG Common Stock held in Mr. Bryan's spouse's name for which Mr. Bryan disclaims beneficial ownership, 14,793 shares of ICG Common Stock held by ICG's 401(k) Plan in Mr. Bryan's name and 1,737,500 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(3) Includes 2,010 unrestricted shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 75,934 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(4) Includes shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(5) Includes 5,500 shares of ICG Common Stock held by Mr. Colgan, 1,790 shares of ICG Common Stock held by ICG's 401(k) Plan in Mr. Colgan's name, 2,083 unrestricted shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 18,875 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(6) Includes 582 shares of ICG Common Stock held by ICG's 401(k) Plan in Mr. Falk's name, 1,587 unrestricted shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 6,875 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.
(7)  Includes   2,500  shares  of  ICG  Common  Stock  held  by  Mr.  Kane,  602 unrestricted shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 5,000 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

(8) Includes 175,000 shares of ICG Common Stock held directly by the executive officers and Directors of ICG Services as a group, 17,165 shares of ICG Common Stock held by ICG's 401(k) Plan in the names of the individual executive officers and Directors of ICG Services, 6,282 shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 1,879,184 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Upon the formation of ICG Services, the Company, including ICG Equipment, entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable conditions and are approved by the Board of Directors of the Company and of ICG. All such transactions are settled in cash on a quarterly basis.

     For fiscal 1998, ICG charged approximately $8.0 million to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of this amount, approximately $2.4 million is included in the Company's selling, general and administrative expenses for fiscal 1998. In addition, for fiscal 1998, the Company charged approximately $284.5 million to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. Included in this amount is approximately $15.5 million for advances made to ChoiceCom, which business ICG purchased from a third party on December 31, 1998. During fiscal 1998, ICG Telecom and NETCOM jointly began offering certain telecommunications services. For fiscal 1998, the Company charged approximately $1.3 million for the reimbursement of expenses incurred by NETCOM for this joint service offering. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheet at December 31, 1998. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $4.6 million for fiscal 1998. For fiscal 1998, interest accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 10% per annum, which represents the Company's approximate weighted average cost of capital at the beginning of fiscal 1998. Effective January 1, 1999, interest accrues on outstanding balances of intercompany transfers and direct and indirect costs between the respective entities at 12 1/2% per annum.

     During fiscal 1998, ICG Equipment purchased certain telecommunications equipment and fiber optic capacity both from and for ICG Telecom for an aggregate purchase price of approximately $195.0 million. Simultaneously with each of the purchases, ICG Equipment entered into separate agreements to lease the same telecommunications equipment back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. The Company recognized approximately $4.9 million in revenue under these operating leases for fiscal 1998, all of which is included in lease receivables at December 31, 1998. Subsequent to December 31, 1998, ICG Equipment purchased certain telecommunications equipment from ICG Telecom for an aggregate purchase price of approximately $116.3 million and simultaneously entered into agreements to lease the same telecommunications equipment back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from the purchase date. On September 30, 1998, ICG Equipment submitted a formal written request to ICG Telecom for independent appraisals of certain telecommunications equipment and fiber optic capacity purchased through December 31, 1998. The Company expects the appraisals to be complete during the second quarter of 1999.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (11 3/4% at December 31, 1998), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For fiscal 1998, ICG Equipment recognized approximately $5.0 million of monthly service fee revenue under this agreement and approximately $2.8 million was included in lease receivables at December 31, 1998. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $107.0 million at December 31, 1998.

     In the normal course of business during fiscal 1998, ICG Telecom provided the use of certain of its local access lines to NETCOM and, accordingly, charged NETCOM for costs of any installation and recurring access to its network. For fiscal 1998, NETCOM incurred approximately $2.3 million for installation and recurring local access charges from ICG Telecom, which have been included in net current liabilities of discontinued operations and loss from discontinued operations in the Company's consolidated financial statements for fiscal 1998.

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ChoiceCom. Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company will account for its investment in ChoiceCom under the equity method of accounting. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following financial statements are included in Item 8 of Part II:

                                                                           Page

         Independent Auditors' Report - Report of KPMG LLP. . . . . . . . . F-2
         Independent Auditors' Report - Report of Ernst & Young LLP . . . . F-3
         Consolidated Balance Sheets, December 31, 1997 and 1998. . . . . . F-4
         Consolidated Statements of Operations, Years Ended December 31,
           1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . F-6
         Consolidated Statements of Stockholders' Equity, Years Ended
           December 31, 1996, 1997 and 1998 . . . . . . . . . . . . . . . . F-7
         Consolidated Statements of Cash Flows, Years Ended December 31,
           1996, 1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . F-8
         Notes to Consolidated Financial Statements, December 31,
           1997 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . F-9

     (2)  List of Exhibits.

          (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession. None.

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

          (10) Material Contracts.

               10.1:Office   Building  lease  by  and  between  Pacific  Gateway
                    Properties, Inc. and NETCOM On-Line Communication Services, Inc. ("NETCOM") dated February 1, 1994 [Incorporated by reference to Exhibit 10.1 to NETCOM's Registration Statement on Form SB-2, No. 33-86012-LA, as amended].
               10.2:Office Building Lease between  Pacific  Gateway  Properties,
                    Inc. and NETCOM dated May 11, 1994 [Incorporated by reference to Exhibit 10.2 to NETCOM's Registration Statement on Form SB-2, No. 33-86012-LA, as amended].
               10.3 Office Building Lease between  Pacific  Gateway  Properties,
                    Inc. and NETCOM dated August 26, 1994 [Incorporated by reference to Exhibit 10.3 to NETCOM's Registration Statement on Form SB-2, No. 33-86012-LA, as amended].
               10.4 Shared  Administrative and Operational  Services  Agreement,
                    dated as of January 23, 1998, between ICG Communications, Inc. and ICG Services, Inc.
               10.5 Form of Master Lease Agreement  between ICG Equipment,  Inc.
                    and each of ICG Telecom Group, Inc., ICG Ohio LINX, Inc., ICG Access Services, Inc., ICG Telecom of San Diego, L.P. and Bay Area Teleport, Inc.
               10.6 Amended  and  Restated  Employment  Agreement,  dated  as of
                    February 17, 1999, between ICG PST, Inc. and Michael D. Kallet.

          (21) Subsidiaries of the Registrant.

               21.1: Subsidiaries of the Registrant.

          (27) Financial Data Schedule.

               27.1:Financial  Data Schedule of ICG Services,  Inc. for the Year
                    Ended December 31, 1998.

(B)  Reports on Form 8-K.
     None.

(C)  Exhibits.  The  exhibits  required  by this  Item  are  listed  under  Item
     14(A)(2).

                              FINANCIAL STATEMENTS

                                                                          Page


Independent Auditors' Report - Report of KPMG LLP . . . . . . . . . . .   F-2

Independent Auditors' Report - Report of Ernst & Young LLP  . . . . . .   F-3

Consolidated Balance Sheets, December 31, 1997 and 1998 . . . . . . . .   F-4

Consolidated Statements of Operations, Years Ended December 31, 1996,
  1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-6

Consolidated Statements of Stockholders' Equity, Years Ended December
  31, 1996, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . .   F-7

Consolidated Statements of Cash Flows, Years Ended December 31, 1996,
  1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-8

Notes to Consolidated Financial Statements, December 31, 1997 and 1998    F-9

                Independent Auditors' Report - Report of KPMG LLP




The Board of Directors and Stockholder
ICG Services, Inc.:

We have audited the accompanying consolidated balance sheet of ICG Services, Inc. and subsidiaries (the "Company") (wholly owned by ICG Communications, Inc.) as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Services, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                          KPMG LLP


Denver, Colorado
February 15, 1999

           Independent Auditors' Report - Report of Ernst & Young LLP




The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

We have audited the consolidated balance sheet of NETCOM On-Line Communication Services, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NETCOM On-Line Communication Services, Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                    Ernst & Young LLP


San Jose, California
February 13, 1998

ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1997 and 1998

-------------------------------------------------------------------------------

                                                                                       December 31,
                                                                       ---------------------------------------------
                                                                              1997                     1998
                                                                       --------------------     --------------------
                                                                                        (in thousands)
Assets

Current assets:
   Cash and cash equivalents                                           $              -               114,380
   Short-term investments available for sale (note 4)                                 -                41,000
   Receivables:
      Lease receivables, due from ICG (notes 9 and 13)                                -                 7,753
      Due from ICG (note 9)                                                           -               137,762
                                                                       --------------------     --------------------
                                                                                      -               145,515
                                                                       --------------------     --------------------

   Prepaid expenses and deposits                                                      -                    20
   Net current assets of discontinued operations (note 3)                        38,698                     -
                                                                       --------------------     --------------------

      Total current assets                                                       38,698               300,915
                                                                       --------------------     --------------------

Property and equipment (notes 5, 9 and 10)                                            -               301,969
   Less accumulated depreciation                                                      -                (4,064)
                                                                       --------------------     --------------------
      Net property and equipment                                                      -               297,905
                                                                       --------------------     --------------------

Investment in ICG Ohio LINX, accounted for under the equity
    method (note 6)                                                                   -                10,179
Deferred financing and lease administration costs, net of
    accumulated amortization of $1.5 million at December
    31, 1998                                                                          -                16,727
                                                                       --------------------     --------------------
                                                                                      -                26,906
                                                                       --------------------     --------------------
Net non-current assets of discontinued operations (note 3)                       73,637                54,023
                                                                       ====================     ====================

         Total assets                                                     $     112,335               679,749
                                                                       ====================     ====================
                                                                                                    (Continued)

ICG SERVICES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

                                                                                       December 31,
                                                                         ------------------------------------------
                                                                                1997                   1998
                                                                         -------------------    -------------------
                                                                                          (in thousands)
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                      $           -                 28,840
   Accrued liabilities                                                               -                  1,309
   Net current liabilities of discontinued operations
      (note 3)                                                                       -                 22,328
                                                                         -------------------    -------------------
         Total current liabilities                                                   -                 52,477
                                                                         -------------------    -------------------

Long-term debt, net of discount (note 7)                                             -                594,617
                                                                         -------------------    -------------------

   Total liabilities                                                                 -                647,094
                                                                         -------------------    -------------------

Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares
     authorized; 10 shares issued and outstanding at
     December 31, 1998 (note 2)                                                    117                      -
   Additional paid-in capital                                                  207,208                207,798
   Accumulated deficit                                                         (95,134)              (175,024)
   Accumulated other comprehensive income (loss)                                   144                   (119)
                                                                         -------------------    -------------------
      Total stockholders' equity                                               112,335                 32,655
                                                                         -------------------    -------------------

Commitments and contingencies (notes 7, 9 and 10)

      Total liabilities and stockholders' equity                           $   112,335                679,749
                                                                         ===================    ===================

          See accompanying notes to consolidated financial statements.

ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 1996, 1997 and 1998

-------------------------------------------------------------------------------

                                                                          Years ended December 31,
                                                        --------------------------------------------------------------
                                                              1996                  1997                  1998
                                                        ------------------    ------------------    ------------------
                                                                               (in thousands)
Revenue from leasing services provided to ICG (notes
   9 and 13)                                            $           -                     -                 9,911

Operating expenses:
   Selling, general and administrative
     expenses, including amounts allocated
     from ICG (note 9)                                              -                     -                 3,761
   Depreciation                                                     -                     -                 4,064
                                                        ------------------    ------------------    ------------------
      Total operating expenses                                      -                     -                 7,825
                                                        ------------------    ------------------    ------------------

      Operating income                                              -                     -                 2,086

Other (expense) income:
   Interest expense                                                 -                     -               (45,522)
   Interest income, including amounts
     earned from ICG (note 9)                                       -                     -                23,436
                                                        ------------------    ------------------    ------------------
                                                                    -                     -               (22,086)
                                                        ------------------    ------------------    ------------------

Loss from continuing operations before share of
   earnings                                                         -                     -               (20,000)
Share of earnings of ICG Ohio LINX
   (note 6)                                                         -                     -                 1,075
                                                        ------------------    ------------------    ------------------

Loss from continuing operations                                     -                     -               (18,925)
                                                        ------------------    ------------------    ------------------

Loss from discontinued operations
   (notes 1, 3 and 11)                                        (44,265)              (33,092)              (60,965)
                                                        ------------------    ------------------    ------------------

      Net loss                                             $  (44,265)              (33,092)              (79,890)
                                                        ==================    ==================    ==================

Other comprehensive income (loss):
   Foreign currency translation adjustment                        699                  (527)                 (263)
   Unrealized gain (loss) on short-term investments
      available for sale                                          540                  (540)                    -
                                                        ------------------    ------------------    ------------------
        Other comprehensive income (loss)                       1,239                (1,067)                 (263)
                                                        ------------------    ------------------    ------------------

        Comprehensive loss                                 $  (43,026)              (34,159)              (80,153)
                                                        ==================    ==================    ==================

          See accompanying notes to consolidated financial statements.

ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 1996, 1997 and 1998

-------------------------------------------------------------------------------


                                                                                                      Accumulated
                                               Common stock         Additional                           other            Total
                                          ------------------------   paid-in       Accumulated       comprehensive    stockholders'
                                              Shares     Amount      capital          deficit        (loss) income       equity
                                          ------------- ---------- -------------- ---------------  --------------------------------
                                                                             (in thousands)

Balances at January 1, 1996                    11,096   $     111     203,160          (17,777)               (28)        185,466
   Shares issued for cash in connection
     with NETCOM's employee stock
     purchase plan and the exercise of
     NETCOM's stock options                       535           5       2,346                -                  -           2,351
   Unrealized gains on short-term
     investments available for sale                 -           -           -                -                540             540
   Cumulative foreign currency
     translation adjustment                         -           -           -                -                699             699
   Net loss                                         -           -           -          (44,265)                -          (44,265)
                                          ------------- ---------- -------------- ---------------  --------------------------------
Balances at December 31, 1996                  11,631         116     205,506          (62,042)             1,211         144,791
   Shares issued for cash in connection
     with NETCOM's employee stock
     purchase plan and the exercise of
     NETCOM's stock options                       152           1       1,702                -                   -          1,703
   Reversal of unrealized gains on short-
     term investments available for sale            -           -           -                -                (540)          (540)
   Cumulative foreign currency
     translation adjustment                         -           -           -                -                (527)          (527)
   Net loss                                         -           -           -          (33,092)                  -        (33,092)
                                          ------------- ---------- -------------- ---------------  --------------------------------
Balances at December 31, 1997                  11,783         117     207,208          (95,134)                144        112,335
   Shares issued for cash in connection
     with NETCOM's employee stock
     purchase plan and the exercise of
     NETCOM's stock options (note 1)               38           1         472                -                   -            473
   Elimination of NETCOM's historical
     equity in connection with
     NETCOM's merger with ICG
     (note 1)                                 (11,821)       (118)   (102,349)               -                   -       (102,467)
   Contribution of ICG's investment in
     NETCOM to ICG Services, Inc. in
     exchange for 10 shares of common
     stock of ICG Services, Inc. (note 1)           -           -     102,467                -                   -        102,467
   Cumulative foreign currency
     translation adjustment                         -           -           -                -                (263)          (263)
   Net loss                                         -           -           -          (79,890)                  -        (79,890)
                                          ============= ========== ============== ===============  ================================
Balances at December 31, 1998                       -   $       -     207,798         (175,024)               (119)        32,655
                                          ============= ========== ============== ===============  ================================

          See accompanying notes to consolidated financial statements.

ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1997 and 1998

--------------------------------------------------------------------------------

                                                                                       Years ended December 31,
                                                                              --------------------------------------------
                                                                                 1996            1997           1998
                                                                             --------------  -------------  --------------
                                                                                            (in thousands)
Cash flows from operating activities:
    Net loss                                                                   $ (44,265)       (33,092)       (79,890)
    Loss from discontinued operations                                             44,265         33,092         60,965
    Adjustments  to reconcile net loss to net cash used by operating activities of continuing operations:
        Share of earnings of ICG Ohio LINX                                             -              -         (1,075)
        Depreciation                                                                   -              -          4,064
        Interest expense deferred and included in long-term debt                       -              -         44,040
        Amortization of deferred financing costs included in
          interest expense                                                             -              -          1,482
        Amortization of deferred lease administration costs included in
          selling, general and administrative expenses                                 -              -             36
        Change in operating assets and liabilities:
           Receivables                                                                 -              -       (145,515)
           Prepaid expenses and deposits                                               -              -            (20)
           Accounts payable and accrued liabilities                                    -              -         30,149
                                                                             --------------  -------------  --------------
             Net cash used by operating activities of continuing
               operations                                                              -              -        (85,764)
                                                                             --------------  -------------  --------------
Cash flows from investing activities:
    Acquisition of property, equipment and other assets                                -              -       (301,969)
    Purchase of short-term investments available for sale                              -              -        (41,000)
    Investment in ICG Ohio LINX                                                        -              -         (9,104)
                                                                             --------------  -------------  --------------
      Cash used by investing activities of  continuing operations                      -              -       (352,073)
                                                                             --------------  -------------  --------------
Cash flows from financing activities:
    Proceeds from issuance of common stock:
      Exercise of stock options                                                        -              -            341
      Employee stock purchase plan                                                     -              -            132
    Proceeds from issuance of long-term debt                                           -              -        550,574
    Deferred long-term debt issuance costs                                             -              -        (18,245)
                                                                             --------------  -------------  --------------
      Net cash provided by financing activities of continuing
          operations                                                                   -              -        532,802
                                                                             --------------  -------------  --------------
      Net increase in cash and cash equivalents of continuing
          operations                                                                   -              -         94,965
      Cash provided by discontinued operations                                         -              -         19,415
Cash and cash equivalents, beginning of period                                         -              -              -
                                                                             ==============  =============  ==============
Cash and cash equivalents, end of period                                     $         -              -        114,380
                                                                             ==============  =============  ==============

          See accompanying notes to consolidated financial statements.

ICG SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 1997 and 1998
------------------------------------------------------------------------------

(1)  Organization and Nature of Business

     ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider
     ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. At the effective time of the merger, each outstanding share of NETCOM common stock was automatically converted into shares of ICG common stock at an exchange ratio of 0.8628 shares of ICG common stock per NETCOM common share. In conjunction with the merger between ICG and NETCOM, NETCOM's employee stock purchase plan was dissolved and all outstanding options to purchase common stock of NETCOM were converted into options to purchase common stock of ICG. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries.

     Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The Company completed the sales of the operations of NETCOM on February 17 and March 16, 1999. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which it intends to use for the provision of newly developed wholesale network services to ISPs and other telecommunications providers.

     On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("ICG Equipment"), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom and subsequent lease of such assets to ICG Telecom. As of December 31, 1998, the Company's continuing operations consisted solely of the Leasing Services segment, which is operated by ICG Equipment.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(1)  Organization and Nature of Business (continued)

     The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that complement ICG's business strategy. By leveraging its relationship with ICG, the Company intends to capitalize on the growth in demand for telecommunications equipment and services provided by the Company. In addition to providing Leasing Services and Network Services, the Company intends to grow through acquisition or investment in telecommunications related businesses, including investment in companies currently owned by ICG.

(2)  Significant Accounting Policies

     (a)  Basis of Presentation

          The  accompanying   consolidated   financial  statements  include  the
          accounts of the Company and its wholly owned subsidiaries.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

          The terms "fiscal" or "fiscal year" relate to the Company's fiscal year ending December 31.

     (b)  Cash Equivalents and Short-term Investments Available for Sale

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. The Company carries all cash equivalents at cost plus accrued interest, which approximates fair value. Short-term investments available for sale are carried at amortized cost, which approximates fair market value, with unrealized gains and losses, net of tax, reported as other comprehensive income
          (loss) in stockholders' equity. Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

     (c)  Investments

          Investments representing an equity interest of 20% or more, but less than 50%, are

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(2)  Significant Accounting Policies (continued)

          accounted for using the equity method of accounting, whereby the Company's share of earnings or losses in the investee company is included in results of operations. Investments of less than a 20% equity interest are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

     (d)  Property and Equipment

          Property and equipment are stated at cost. Estimated useful lives of major categories of property and equipment are as follows:

            Furniture, fixtures and office equipment       3 to 7 years
            Machinery and equipment                        3 to 8 years
            Fiber optic equipment                               8 years
            Switch equipment                                   10 years
            Fiber optic network                                20 years
            Buildings and improvements                       31.5 years

     (e)  Deferred Costs

          The Company defers the incremental costs of obtaining financing instruments and of lease administration. Amortization of deferred costs is provided on a straight-line basis, which approximates the interest method, over the life of the related financing or lease agreement, the maximum term of which is 10 years.

     (f)  Impairment of Long-Lived Assets

          The Company provides for the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(2)  Significant Accounting Policies (continued)

     (g)  Foreign Currency Translation Adjustments

          The functional currency for all foreign operations of NETCOM, which were sold subsequent to December 31, 1998, is the local currency. As such, all assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and costs and expenses are translated at weighted average exchange rates prevailing during the period. Translation adjustments are included in other comprehensive income and recorded as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in discontinued operations and were not significant for the periods presented.

     (h)  Revenue Recognition

          ICG Equipment recognizes monthly leasing revenue from ICG on a straight-line basis, according to the terms of the lease. Lease service revenue earned on assets purchased by ICG Equipment and intended for future lease to other subsidiaries of ICG, but not yet placed in service, is recognized monthly based on the terms of ICG Equipment's master lease agreement with ICG.

          Prior to the sales of the operations of NETCOM, monthly subscription service revenue was recognized over the period services were provided. One-time set-up fees and equipment revenue, which required the use of Company-provided installation of equipment at an Internet subscriber's location, were recognized when the monthly subscription service was commenced. The Company sold equipment to customers without future obligation to purchase service. A provision for estimated equipment returns was recorded in the period the revenue was recognized. Uncollectible trade receivables were accounted for using the allowance method.

          Prior to the sales of the operations of NETCOM, deferred revenue included monthly advance billings to customers for Internet services provided and also, to a lesser extent, billings to customers for equipment shipped that had not been installed at customer locations.

     (i)  Income Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(2)  Significant Accounting Policies (continued)

          liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  Net Loss Per Share

          Shares outstanding prior to the Company's inception on January 23, 1998 consist solely of the common stock of NETCOM. As of December 31, 1998, the Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present net loss per share in its consolidated financial statements as such disclosure is not considered to be meaningful.

     (k)  Stock-Based Compensation

          The Company participates in ICG's stock-based employee compensation plans. ICG accounts for its stock-based employee compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations ("APB 25"). The Company has provided pro forma disclosures of net loss for all periods presented as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), had been applied and had the pro rata portion of compensation expense based on Company employee participation been allocated to the Company by ICG. Pro forma disclosures of net loss per share is not presented as such disclosure is not considered to be meaningful.

     (l)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

ICG SERVICES, INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------

(2)  Significant Accounting Policies (continued)

     (m)  Reclassifications

          Certain prior period amounts have been reclassified to conform with the current period's presentation.

(3)  Discontinued Operations

     Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. Since the Company expects to record a gain on the disposition of NETCOM, the Company has deferred the net losses from operations of NETCOM from November 3, 1998, through
     December 31, 1998, to be recognized as a component of the gain on the disposition. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively. Included in net current assets (liabilities) and net non-current assets of discontinued operations in the Company's consolidated balance sheets are the following accounts of NETCOM:

                                                                              December 31,
                                                               -------------------------------------------
                                                                      1997                   1998
                                                               -------------------    --------------------
                                                                             (in thousands)

     Cash                                                        $       63,368                     -
     Receivables                                                          2,397                 3,936
     Inventory                                                              341                   423
     Prepaid expenses and deposits                                        3,554                 2,436
     Deferred losses of NETCOM                                                -                10,847
     Accounts payable and accrued liabilities                           (28,471)              (37,009)
     Current portion of capital lease obligations                        (2,491)               (2,961)
                                                               -------------------    --------------------

       Net current assets (liabilities) of NETCOM                $       38,698               (22,328)
                                                               ===================    ====================

     Property and equipment, net                                 $       72,945                50,394
     Other assets, net                                                    4,242                 5,703
     Capital lease obligations, less current portion                     (3,550)               (2,074)
                                                               -------------------    --------------------

         Net non-current assets of NETCOM                         $      73,637                54,023
                                                               ===================    ====================

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(3)  Discontinued Operations (continued)

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, which were registered with the Securities and Exchange Commission effective April 6, 1999 and valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island ("Providence"), together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash. The Company expects to record a combined gain on the NETCOM transactions of approximately $200 million, net of income taxes of approximately $6.5 million, during the three months ended March 31, 1999. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the NETCOM transactions will be classified in the Company's consolidated statement of operations as an extraordinary item.

     In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company for a minimum of $27.0 million, although subject to increase dependent upon network usage. MindSpring will utilize the capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company will receive for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company intends to utilize the retained network operating assets to provide similar wholesale capacity and other enhanced network services to MindSpring and other ISPs and telecommunications providers, beginning in 1999.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(4)  Short-term Investments Available for Sale

     Short-term investments available for sale at December 31, 1998 are comprised of the following (in thousands):

          Certificates of deposit                     $      31,000
          Commercial paper                                    5,000
          U.S. Treasury securities                            5,000
                                                     =================
                                                      $      41,000
                                                     =================

     At  December  31,  1998,   the  estimated   fair  value  of  the  Company's
     certificates of deposit, commercial paper and U.S. Treasury securities approximated cost. All certificates of deposit, commercial paper and U.S. Treasury securities mature within one year.

(5)  Property and Equipment

     Property and equipment at December 31, 1998 is comprised of the following (in thousands):

          Machinery and equipment                      $      2,997
          Fiber optic equipment                              76,523
          Switch equipment                                   36,602
          Fiber optic network                                78,881
          Construction in progress                          106,966
                                                      -----------------
                                                            301,969
          Less accumulated depreciation                      (4,064)
                                                      =================
                                                        $   297,905
                                                      =================

     Construction in progress consists of approximately $107.0 million of property and equipment which has not been placed in service at December 31, 1998, and accordingly, is not being depreciated. This amount relates to telecommunications equipment and other assets purchased by ICG Equipment, but not yet leased to other subsidiaries of ICG.

     All of the Company's property and equipment at December 31, 1998, excluding amounts included in construction in progress, are under lease to other subsidiaries of ICG. Minimum future rentals on non-cancelable operating leases with other subsidiaries of ICG are as follows at December 31, 1998 (in thousands):

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(5)  Property and Equipment (continued)

                      1999                            $      21,727
                      2000                                   34,416
                      2001                                   35,147
                      2002                                   35,254
                      2003                                   35,421
                      Thereafter                             74,876
                                                    ==================
                                                      $     236,841
                                                    ==================

(6)  Investments

     On August 27, 1998, the Company purchased, for $9.1 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. ("ICG Ohio LINX") which ICG Telecom did not already own, including incremental costs of obtaining that investment of $0.1 million. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company has accounted for its investment in ICG Ohio LINX under the equity method of accounting. For fiscal 1998, the Company included approximately $1.1 million in its consolidated statement of operations for its proportionate share of earnings of ICG Ohio LINX.

(7)  Long-term Debt

     Long-term   debt  at  December  31,  1998  is  summarized  as  follows  (in thousands):

       9 7/8% Senior discount notes, net of discount (a)     $        266,918
       10% Senior discount notes, net of discount (b)                 327,699
                                                           ====================
                                                             $        594,617
                                                           ====================

     (a)  9 7/8% Notes

          On April 27, 1998, the Company completed a private placement of 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") for gross proceeds of approximately $250.0 million. Net proceeds from the offering, after underwriting and other offering costs of approximately $7.9 million, were approximately $242.1 million.

          The 9 7/8% Notes are unsecured senior obligations of the Company that mature on May 1, 2008, at a maturity value of $405.3 million. Interest will accrue at 9 7/8% per annum, beginning May 1, 2003, and is payable each May 1 and November 1,

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(7)  Long-term Debt (continued)

          commencing November 1, 2003. The indenture for the 9 7/8% Notes contains certain covenants which provide limitations on indebtedness, dividends, asset sales and certain other transactions.

          The 9 7/8% Notes were originally recorded at approximately $250.0 million. The discount on the 9 7/8% Notes is being accreted through May 1, 2003, the date on which the 9 7/8% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs is included in interest expense in the accompanying consolidated statements of operations.

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

          The 10% Notes were originally recorded at approximately $300.6 million. The discount on the 10% Notes is being accreted through
          February 15, 2003, the date on which the 10% Notes may first be redeemed. The accretion of the discount and the amortization of the debt issuance costs is included in interest expense in the accompanying consolidated statements of operations.

(8)  Stock Options and Employee Stock Purchase Plan

     The NETCOM 1993 Stock Option Plan was assumed by ICG at the time of the merger, and approved by ICG's Board of Directors as an incentive and non-qualified stock option plan which provides for the granting of options to certain directors, officers and employees to purchase 2,720,901 shares of ICG Common Stock. A total of 2,224,273 options, net of 2,155,826 of cancellations, have been granted under this plan at exercise prices ranging from $0.65 to $92.14, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(8)  Stock Options and Employee Stock Purchase Plan (continued)

     compensation expense was recorded for these options under APB 25. The options granted under this plan are subject to various vesting requirements, generally three and five years, and expire within ten years from the date of grant.

     During fiscal 1998, ICG's Board of Directors approved incentive and non-qualified stock option plans and replenishments to those plans which provide for the granting of options to certain directors, officers and employees, including officers and employees of the Company, to purchase 3,400,000 shares of ICG Common Stock. A total of 650,775 options, net of 842,725 of cancellations, have been granted to employees of the Company under this plan at original exercise prices ranging from $11.38 to $35.75, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

     In order to continue to provide non-cash incentives and retain key employees, all employee stock options outstanding on September 18, 1998 with exercise prices at or in excess of $22.00 were canceled by the Stock Option Committee of ICG's Board of Directors and regranted with an exercise price of $16.875, the closing price of ICG Common Stock on the Nasdaq National Market on September 18, 1998. A total of 757,058 options held by employees of the Company, with original exercise prices ranging from $22.02 to $35.75 were canceled and regranted on September 18, 1998. There was no effect on ICG's or the Company's consolidated financial statements as a result of the cancellation and regranting of options.

     During fiscal 1994, NETCOM's Board of Directors approved and adopted an Employee Stock Purchase Plan which was dissolved upon NETCOM's merger with ICG. Shares purchased under this plan were converted into an estimated 119,000 shares of ICG Common Stock.

     During fiscal 1998, the Company's employees became eligible to participate in ICG's Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary, to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 in ICG Common Stock each year, at a 15% discount to fair market value. Stock purchases occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. ICG is authorized to issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan. During fiscal 1998, ICG sold 10,080 shares of ICG Common Stock to employees of the Company under this plan.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(8)  Stock Options and Employee Stock Purchase Plan (continued)

     ICG accounts for its stock-based employee and non-employee director compensation plans pursuant to the intrinsic value based method of APB 25. Had compensation expense for ICG's plans been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the provisions of SFAS 123 and had the pro rata portion of compensation expense based on Company employee participation been allocated to the Company, the Company's pro forma net loss would have been as presented below.

                                           Years ended December 31,
                           ----------------------------------------------------
                                1996                 1997             1998
                           -----------------    --------------   --------------
                                             (in thousands)
       Net loss:
          As reported      $     (44,265)         (33,092)            (79,890)
          Pro forma              (56,143)         (37,962)            (85,379)

     The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: an expected option life of 1.6 years for fiscal 1996 and 1997, and three years for officers and other executives and two years for other employees for fiscal 1998; expected volatility of 80% for fiscal 1996 and 1997, and 70% for fiscal 1998; and risk-free interest rates of 6% for fiscal 1996 and 1997 and risk-free interest rates ranging from 4.11% to 5.66% for fiscal 1998. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since ICG does not anticipate issuing any dividends on the ICG Common Stock, the dividend yield for all options granted was assumed to be zero. The weighted average fair market value of options granted to Company employees during fiscal 1996, 1997 and 1998 was approximately $19.39, $13.84 and $12.96 per option, respectively.

     As options outstanding at December 31, 1998 will continue to vest in subsequent periods and additional options are expected to be awarded under existing and new plans, the above pro forma results are not necessarily indicative of the impact on net loss in future periods.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(8)  Stock Options and Employee Stock Purchase Plan (continued)

     The following table summarizes the status of ICG's stock-based compensation plans for Company employees: Shares underlying Weighted average Options

                                              Shares underlying      Weighted average           Options
                                                  options             exercise price           exercisable
                                            ---------------------  ----------------------  ---------------------
                                              (in thousands)                                  (in thousands)

     Outstanding at January 1, 1996                  1,454          $       28.46                  290
          Granted                                      732                  30.08
          Exercised                                   (167)                  7.05
          Canceled                                    (388)                 33.26
                                            ---------------------

     Outstanding at December 31, 1996                1,631                  30.24                  507
          Granted                                    1,831                  16.11
          Exercised                                    (77)                 12.96
          Canceled                                  (1,744)                 29.84
                                            ---------------------

     Outstanding at December 31, 1997                1,641                  15.67                  495
          Granted                                    1,661                  23.04
          Exercised                                   (706)                 14.90
          Canceled                                  (1,282)                 25.04
                                            ---------------------

     Outstanding at December 31, 1998                1,314                  16.27                  442
                                            =====================


     The following table summarizes information about options granted to Company employees outstanding at December 31, 1998:

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(8)  Stock Options and Employee Stock Purchase Plan (continued)

                                            Options outstanding                               Options exercisable
                          ---------------------------------------------------------  --------------------------------------
                                                  Weighted
                                                  average            Weighted                                 Weighted
          Range of                               remaining            average                                 average
          Exercise             Number           contractual          exercise              Number             exercise
           Prices            outstanding            life               price            exercisable            price
     -------------------  ------------------  -----------------  ------------------  -------------------  -----------------
                           (in thousands)        (in years)                            (in thousands)

      $ 5.20  -  14.05             152               8.31             $  12.20                 77            $ 11.99
        14.50 -  15.51              26               8.45                15.20                  8              15.31
           15.65                   251               8.34                15.65                227              15.65
      15.73   -  16.88             804               9.20                16.77                 95              16.22
      17.63   -  46.65              81               8.93                21.18                 35              20.28
                          ------------------                                         ------------------
                                 1,314               8.90                16.27                442              15.49
                          ==================                                         ===================

(9)  Related Party Transactions

     Upon the formation of ICG Services, the Company, including ICG Equipment, entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable terms and are approved by the Board of Directors of the Company and of ICG. All such transactions are settled in cash on a quarterly basis.

     For fiscal 1998, ICG charged approximately $8.0 million to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of this amount, approximately $2.4 million is

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(9)  Related Party Transactions (continued)

     included in the Company's selling, general and administrative expenses for fiscal 1998. In addition, for fiscal 1998, the Company charged approximately $284.5 million to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. Included in this amount is approximately $15.5 million for advances made to ICG ChoiceCom L.P., ICG's facilities-based telecommunications services operations in Texas ("ChoiceCom"), which business ICG purchased from a third party on December 31, 1998. During fiscal 1998, ICG Telecom and NETCOM jointly began offering certain telecommunications services. For fiscal 1998, the Company charged approximately $1.3 million for the reimbursement of expenses incurred by NETCOM for this joint service offering. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheet at December 31, 1998. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $4.6 million for fiscal 1998. For fiscal 1998, interest accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 10% per annum, which represents the Company's approximate weighted average cost of capital at the beginning of fiscal 1998. Effective January 1, 1999, interest accrues on outstanding balances of intercompany transfers and direct and indirect costs between the respective entities at 12 1/2% per annum.

     During fiscal 1998, ICG Equipment purchased certain telecommunications equipment and fiber optic capacity both from and for ICG Telecom for an aggregate purchase price of approximately $195.0 million. Simultaneously with each of the purchases, ICG Equipment entered into separate agreements to lease the same telecommunications equipment and fiber optic capacity back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. The Company recognized approximately $4.9 million in revenue under these operating leases for fiscal 1998, all of which is included in lease receivables at December 31, 1998. Subsequent to December 31, 1998, ICG Equipment purchased certain telecommunications equipment from ICG Telecom for an aggregate purchase price of approximately $116.3 million and simultaneously entered into agreements to lease the same telecommunications equipment back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(9)  Related Party Transactions (continued)

     the purchase date. On September 30, 1998, ICG Equipment submitted a formal written request to ICG Telecom for independent appraisals of certain telecommunications equipment and fiber optic capacity purchased through December 31, 1998. The Company expects the appraisals to be complete during the second quarter of 1999.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (11 3/4% at December 31,
     1998), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For fiscal 1998, ICG Equipment recognized approximately $5.0 million of monthly service fee revenue under this agreement and approximately $2.8 million was included in lease receivables at December 31, 1998. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $107.0 million at December 31, 1998.

     In the normal course of business during fiscal 1998, ICG Telecom provided the use of certain of its local access lines to NETCOM and, accordingly, charged NETCOM for costs of any installation and recurring access to its network. For fiscal 1998, NETCOM incurred approximately $2.3 million for installation and recurring local access charges from ICG Telecom, which have been included in net current liabilities of discontinued operations and loss from discontinued operations in the Company's consolidated financial statements for fiscal 1998.

(10) Commitments and Contingencies

     (a)  Purchase Commitments

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

          The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $76.4 million at December 31, 1998.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(10) Commitments and Contingencies (continued)

     (b)  Litigation

          A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County, alleging unfair business practices and related causes of action against NETCOM in connection with its offers of free trial periods and cancellation procedures. Claimed damages are at least $10.0 million. Although the case is plead as a class action, the class has not been certified and plaintiffs have requested to substitute a new class representative. The parties are currently conducting discovery. Trial has been tentatively set for June 1999. The Company believes it has meritorious defenses to such claims and intends to vigorously defend the action.

          NETCOM is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(11) Income Taxes

     Current income taxes paid during fiscal 1996, 1997 and 1998 represents foreign and state income taxes relating to operations of NETCOM in foreign countries and in states requiring separate entity tax returns, and is included in loss from discontinued operations in the Company's consolidated financial statements for all periods presented.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are as follows:

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(11) Income Taxes (continued)

                                                                                    December 31,
                                                                      ------------------------------------------
                                                                             1997                  1998
                                                                      -------------------   --------------------
                                                                                   (in thousands)
         Deferred income tax liabilities:
             Property and equipment, due to excess
                purchase price of tangible assets and
                differences in depreciation for book and
                tax purposes                                          $              -                2,252
                                                                      -------------------   --------------------

         Deferred income tax assets:
             Net operating loss carryforwards                                  (36,414)             (64,186)
             Less valuation allowance                                           36,414               61,934
                                                                      -------------------   --------------------
                Net deferred income tax assets                                       -               (2,252)
                                                                      -------------------   --------------------

                Net deferred income tax liability                     $              -                    -
                                                                       ===================   ====================

     As of December 31, 1998, the Company has federal net operating loss carryforwards ("NOLs") of approximately $160.5 million which expire in varying amounts through 2018. Due to the provisions of Section 382, Section 1502 and certain other provisions of the Internal Revenue Code (the "Code"), the utilization of these NOLs may be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs for state income tax purposes.

     A valuation allowance has been provided for the deferred tax asset relating to the Company's NOLs as management cannot determine when the Company will generate future taxable income. Even with the aforementioned limitations, the Company anticipates that a significant portion of the Company's NOLs will be utilized to offset net income expected during the first quarter of 1999, arising from the extraordinary gain expected on the sales of the operations of NETCOM.

(12) Employee Benefit Plans

     Prior to the merger with ICG, NETCOM established salary reduction savings plans under Section 401(k) of the Code which NETCOM administered for participating employees. All full-time employees were covered under the plan after meeting minimum service and age requirements. Under the plans available to NETCOM employees from January 1, 1997 through June 30, 1998, NETCOM made a matching contribution of 100% of each employee's contribution up to a maximum of 3% of the employee's eligible earnings.

ICG SERVICES, INC. AND SUBSIDIARIES

------------------------------------------------------------------------------

(12) Employee Benefit Plans (continued)

     Prior to 1997, the Company's matching contribution was limited to 50% of each employee's contribution up to a maximum of 6% of the employee's eligible earnings. Aggregate matching contributions under NETCOM's employee benefit plans were approximately $0.4 million, $0.6 million and $0.3 million during fiscal 1996, 1997 and 1998, respectively.

(13) Events Subsequent to Date of Independent Auditors' Report (Unaudited)

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ChoiceCom. Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company will account for its investment in ChoiceCom under the equity method of accounting. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a privately held Delaware corporation and CLEC based in San Francisco, California ("NorthPoint"). The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as defined in the agreement, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred
     Stock or securities obtained upon conversion of the NorthPoint Preferred Stock for one year from the date of the initial public offering of NorthPoint's common stock.

     As of December 31, 1998, ICG's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") were leased by ICG under an operating lease from an unrelated third party. Subsequent to December 31, 1998, the Company signed a letter of intent to purchase the Corporate Headquarters for approximately $43.7 million, which amount represents historical cost and approximates fair value. The Company, through a newly formed subsidiary, intends to finance the purchase through the conversion of a $10.0 million security deposit previously deposited by ICG as security for the existing operating lease and through a mortgage secured by the Corporate Headquarters. Payments on the mortgage will be due monthly through January 31, 2013, at an initial interest rate of approximately 14% per annum. The seller of the Corporate Headquarters will retain an option to repurchase the Corporate Headquarters, which option is exercisable from January 1, 2004 through January 31, 2012.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS



10.4 Shared Administrative and Operational Services Agreement, dated as of January 23, 1998, between ICG Communications, Inc. and ICG Services, Inc.

10.5:Form of Master Lease Agreement between ICG Equipment,  Inc. and each of ICG
     Telecom Group, Inc., ICG Ohio LINX, Inc., ICG Access Services, Inc., ICG Telecom of San Diego, L.P. and Bay Area Teleport, Inc.

10.6:Amended and Restated Employment Agreement, dated as of February 17, 1999, between ICG PST, Inc. and Michael D. Kallet.


21.1: Subsidiaries of the Registrant.

27.1:Financial  Data Schedule of ICG Services,  Inc. for the Year Ended December
     31, 1998.

                                  EXHIBIT 21.1

                         Subsidiaries of the Registrant

                          State of Incorporation         Doing Business
Name of Subsidiary                                             As
------------------------- ------------------------ ----------------------------
ICG Equipment, Inc.             Colorado                       --
ICG PST, Inc.                   Delaware                       --

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ICG Services, Inc.



                                 By:    /s/J. Shelby Bryan
                                        ---------------------------------------
                                        J. Shelby Bryan
                                        President,  Chief Executive  Officer and
                                        Chairman of the Board of Directors

                                 Date: April 14, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Signature                       Title                          Date

                        President,  Chief Executive Officer
                        and Chairman of the Board of Directors
 /s/J. Shelby Bryan     (Principal Executive Officer)             April 14, 1999
-----------------------
J. Shelby Bryan
                        Executive  Vice President and Chief
                        Financial  Officer
/s/Harry R. Herbst      (Principal Financial Officer)             April 14, 1999
-----------------------
Harry R. Herbst
                        Vice President and Corporate Controller
/s/Richard Bambach      (Principal Accounting Officer)            April 14, 1999
-----------------------
Richard Bambach

/s/John V. Colgan       Director                                  April 14, 1999
-----------------------
John V. Colgan

/s/Douglas I. Falk      Director                                  April 14, 1999
-----------------------
Douglas I. Falk

/s/John Kane            Director                                  April 14, 1999
-----------------------
John Kane

/s/H. Don Teague        Director                                  April 14, 1999
-----------------------
H. Don Teague