Form 10-Q
period 1999-03-31
ICG SERVICES INC
filed 1999-05-17
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     On May 17, 1999, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I .....................................................................   3
     ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................   3
              Consolidated Balance Sheets as of December 31, 1998 and
                March 31, 1999 (unaudited)..................................   3
              Consolidated Statements of Operations (unaudited) for the
                Three Months Ended March 31, 1998 and 1999..................   5
              Consolidated Statement of Stockholders' Equity (unaudited)
                for the Three Months Ended March 31, 1999 ..................   6
              Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 1998 and 1999 .................   7
              Notes to Consolidated Financial Statements, December 31,
                1998 and March 31, 1999 (unaudited) ........................   9
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ....................................  17
     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...  27

PART II ....................................................................  29
     ITEM 1.  LEGAL PROCEEDINGS ............................................  29
     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ....................  29
     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................  29
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  29
     ITEM 5.  OTHER INFORMATION ............................................  29
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ............................  29
              Exhibits .....................................................  29
              Reports on Form 8-K ..........................................  29

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1998 and March 31, 1999 (unaudited)


                                                                           December 31,            March 31,
                                                                              1998                   1999
                                                                        ------------------     ----------------
    Assets                                                                          (in thousands)

    Current assets:
       Cash, cash equivalents and restricted cash                        $    114,380                240,942
       Short-term investments available for sale                               41,000                 36,647
       Marketable trading securities (note 4)                                       -                 30,439
       Receivables:
          Network services (note 3)                                                 -                  5,244
          Leasing services, due from ICG (note 6)                               7,753                 18,463
          Due from ICG (note 6)                                               137,762                123,368
                                                                        -----------------      ----------------
                                                                              145,515                147,075
                                                                        -----------------      ----------------

       Inventory                                                                    -                     70
       Prepaid expenses and deposits                                               20                    804
                                                                        -----------------      ----------------

          Total current assets                                                300,915                455,977
                                                                        -----------------      ----------------

    Property and equipment                                                    301,969                432,702
       Less accumulated depreciation                                           (4,064)               (16,100)
                                                                        -----------------      ----------------
          Net property and equipment                                          297,905                416,602
                                                                        -----------------      ----------------

    Investments in debt securities available for sale and restricted
       preferred stock (note 4)                                                        -                 27,466
    Investments, accounted for under the equity method (note 4)                10,179                 47,909
    Deferred financing and lease administration costs, net of
       accumulated amortization of $1.5 million and $2.0 million at
       December 31, 1998 and March 31, 1999, respectively                      16,727                 17,087
    Deposits and other assets                                                       -                    749
    Net non-current assets of discontinued operations (note 3)                 54,023                      -
                                                                        -----------------      ----------------

       Total assets (note 8)                                               $  679,749                965,790
                                                                        =================      ================
                                                                                                 (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES



                                                                              December 31,           March 31,
                                                                                  1998                  1999
                                                                           -------------------    -----------------
Liabilities and Stockholders' Equity                                                   (in thousands)

Current liabilities:
   Accounts payable                                                        $      28,840                 33,397
   Accrued liabilities                                                             1,309                 33,036
   Deferred gain on sale (note 3)                                                      -                 22,195
   Current portion of capital lease obligations                                        -                  2,838
   Current portion of long-term debt (note 5)                                          -                    814
   Net current liabilities of discontinued operations (note 3)                    22,328                      -
                                                                           -------------------    -----------------
      Total current liabilities                                                   52,477                 92,280
                                                                           -------------------    -----------------

Capital lease obligations, less current portion                                        -                  4,576
Long-term debt, net of discount, less current portion (note 5)                   594,617                640,880
                                                                           -------------------    -----------------

       Total liabilities                                                         647,094                737,736
                                                                           -------------------    -----------------

Stockholders' equity:
   Common stock, $.01 par value, 1,000 shares authorized; 10 shares
     issued and outstanding at December 31, 1998 and March 31, 1999                    -                      -
   Additional paid-in capital                                                    207,798                211,697
   Accumulated (deficit) earnings                                               (175,024)                16,357
   Accumulated other comprehensive loss                                             (119)                     -
                                                                           -------------------    -----------------
      Total stockholders' equity                                                  32,655                228,054
                                                                           -------------------    -----------------

Commitments and contingencies (notes 5 and 7)

        Total liabilities and stockholders' equity                         $     679,749                965,790
                                                                           ===================    =================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
                   Three Months Ended March 31, 1998 and 1999


                                                                                         Three months ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                     1998                 1999
                                                                                ----------------    ------------------
                                                                                           (in thousands)

Revenue from leasing services provided to ICG (notes 6 and 8)                   $                          14,603
                                                                                            -

Operating costs and expenses:
   Operating costs                                                                          -                 586
   Selling, general and administrative expenses, including amounts
      allocated from ICG (note 6)                                                         489                 389
   Depreciation (note 8)                                                                    -               7,130
                                                                                ----------------    ------------------
      Total operating costs and expenses                                                  489               8,105
                                                                                ----------------    ------------------

      Operating (loss) income                                                            (489)              6,498

Other (expense) income:
   Interest expense (note 8)                                                           (3,948)            (15,638)
   Interest income, including amounts earned from ICG (note 6)                          2,113               8,315
   Unrealized gain on marketable trading securities                                         -                 439
                                                                                ----------------    ------------------
                                                                                       (1,835)             (6,884)
                                                                                ----------------    ------------------

Loss from continuing operations before share of losses                                 (2,324)               (386)
Share of losses of equity investees (note 4)                                                -              (1,262)
                                                                                ----------------    ------------------

Loss from continuing operations                                                        (2,324)             (1,648)
                                                                                ----------------    ------------------

Loss from discontinued operations (note 3)                                            (16,579)                  -
                                                                                ----------------    ------------------

Extraordinary gain on sales of operations of NETCOM, net of income taxes
   of $6.4 million (note 3)                                                                 -             193,029
                                                                                ----------------    ------------------

   Net (loss) income and comprehensive (loss) income                             $    (18,903)            191,381
                                                                                ================    ==================


          See accompanying notes to consolidated financial statements.

                      ICG SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholders' Equity (unaudited)
                       Three Months Ended March 31, 1999


                                                                                                     Accumulated
                                                  Common stock         Additional    Accumulated         other          Total
                                              ---------------------     paid-in       (deficit)     comprehensive     stockholders'
                                               Shares     Amount        capital       earnings           loss           equity
                                             ---------- -----------  -------------- -------------- ---------------- ---------------
                                                                                (in thousands)

Balances at January 1, 1999                         -   $       -        207,798       (175,024)        (119)            32,655
   Reversal of foreign currency translation
     adjustment (note 3)                            -           -              -              -          119                119
   Excess of book value of net assets
     acquired over consideration paid
     (note 4)                                       -           -          3,899              -           -               3,899

   Net income                                       -           -              -        191,381           -             191,381
                                             ---------- -----------  -------------- -------------- ---------------- ---------------
Balances at March 31, 1999                          -   $       -        211,697         16,357           -             228,054
                                             ========== ===========  ============== ============== ================ ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1998 and 1999


                                                                                        Three months ended March 31,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)
Cash flows from operating activities:
      Net (loss) income                                                              $     (18,903)            191,381
      Loss from discontinued operations                                                     16,579                   -
      Extraordinary gain on sales of operations                                                  -            (193,029)
      Adjustments  to  reconcile  net  (loss)  income  to net cash  provided  by operating activities:
         Recognition of deferred gain                                                            -              (3,805)
         Share of losses of equity investees                                                     -               1,262
         Depreciation                                                                            -               7,130
         Interest expense deferred and included in long-term debt                            3,872              14,578
         Amortization of deferred financing costs included in interest expense                  76                 441
         Amortization of deferred lease administration costs included in selling,
            general and administrative expenses                                                  -                  63
         Unrealized gain on marketable trading securities                                        -                (439)
         Change in operating assets and liabilities:
             Receivables                                                                         -              (3,827)
             Inventory                                                                           -                 136
             Prepaid expenses and deposits                                                       -                (284)
             Accounts payable and accrued liabilities                                          138              (9,987)
                                                                                     ---------------     ----------------
                Net cash provided by operating activities                                    1,762               3,620
                                                                                     ---------------     ----------------
Cash flows from investing activities:
      Acquisition of property, equipment and other assets                                   (2,123)            (64,054)
      (Purchase) sale of short-term investments available for sale                         (12,000)              4,353
      Investment in equity investee                                                              -             (35,093)
      Proceeds from sales of operations of NETCOM, net of cash included in sale                  -             252,881
      Purchase of investments                                                                    -             (27,466)
                                                                                     ---------------     ----------------
         Net cash (used) provided by investing activities                                  (14,123)            130,621
                                                                                     ---------------     ----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock:
         Exercise of stock options                                                             341                   -
         Employee stock purchase plan                                                          132                   -
      Proceeds from issuance of long-term debt                                             300,571                   -
      Deferred financing and lease administration costs                                     (9,575)               (863)
      Principal payments on capital lease obligations                                            -              (1,131)
      Principal payments on long-term debt                                                       -                (578)
                                                                                     ---------------     ----------------
         Net cash provided (used) by financing activities                                  291,469              (2,572)
                                                                                     ---------------     ----------------

         Net increase in cash, cash equivalents and restricted cash                        279,108             131,669
         Net cash provided (used) by discontinued operations                                   436              (5,107)
Cash, cash equivalents and restricted cash, beginning of period                                  -             114,380
                                                                                     ---------------     ----------------
Cash, cash equivalents and restricted cash, end of period                            $     279,544             240,942
                                                                                     ===============     ================
                                                                                                              (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                   Three Months Ended March 31, 1998 and 1999



                                                                                        Three months ended March 31,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)

Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                            $           -                 619
                                                                                     ===============     ================
   Cash paid for taxes                                                               $           -                 409
                                                                                     ===============     ================

Supplemental  disclosure  of non-cash  investing  and  financing  activities  of continuing operations:
      Acquisition of corporate headquarters assets through the issuance of
          long-term debt and conversion of security deposit (note 5)                 $           -              33,719
                                                                                     ===============     ================
      Assets acquired under capital leases                                           $           -               3,760
                                                                                     ===============     ================


          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1998 and March 31, 1999 (unaudited)


(1)      Organization and Nature of Business

         ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which it intends to use for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

         On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("ICG Equipment"), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

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

(2)      Significant Accounting Policies

         (a)  Basis of Presentation

              These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

              All significant intercompany accounts and transactions have been eliminated in consolidation.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(2)      Significant Accounting Policies (continued)

         (b)  Cash, Cash Equivalents and Restricted Cash

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Restricted cash of $19.9 million, held as collateral by a third party and remitted to the Company subsequent to March 31, 1999, is included in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheet.

         (c)  Investments

              The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale. Available for sale investments are carried at amortized cost, which approximates fair market value, with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income or loss. Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

              Marketable securities consist of investments in common stock and are stated at fair market value as determined by the most recently traded price of the securities at the balance sheet date, net of estimated costs of disposition. The Company's marketable securities are accounted for as trading securities, with realized and unrealized gains and losses included in the statement of operations.

              Investments in common or preferred stock for which there is no public trading market and which represent less than a 20% equity interest in the investee company are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used.

         (d) (Loss) Earnings Per Share

              The Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present (loss) earnings per share in its consolidated financial statements as such disclosure is not considered to be meaningful.

         (e)  Reclassifications

              Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

(3)      Discontinued Operations

         On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)      Discontinued Operations (continued)

         services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million for the Company's network capacity, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services to MindSpring and intends to provide similar services to other ISPs and telecommunications providers in the future. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

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

         During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $26.0 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds will be recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement. Accordingly, the Company does not expect to recognized any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, will be recognized in the Company's consolidated statement of operations as incurred. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively.

(4)      Investments

         As discussed in note 3, the Company received 376,116 shares of common stock of MindSpring, valued at $79.76 per share, or $30.0 million, at the time of the transaction, as partial consideration for the sale of the domestic operations of NETCOM. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company has recorded an unrealized gain of approximately $0.4 million in its statement of operations for the three months ended March 31, 1999. The Company's investment in MindSpring is included in marketable trading securities in the accompanying consolidated balance sheet.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(4)      Investments (continued)

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint"). The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the
         NorthPoint Preferred Stock until March 23, 2000. On May 5, 1999, NorthPoint completed the initial public offering of its common stock, at which time the NorthPoint Preferred Stock, and additional shares of NorthPoint Preferred Stock obtained as a result of stock splits, were automatically converted into shares of Class B common stock, a nonvoting class of common stock of NorthPoint (the "NorthPoint Class B Shares"), which are convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company will account for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares are converted into voting and tradable common stock of NorthPoint, after which the investment will be classified as a trading security.

         On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ICG ChoiceCom, L.P. ("ChoiceCom"). Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company accounts for its investment in ChoiceCom under the equity method of accounting. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom. Due to the related party nature of the transaction, the Company has reflected the excess of ICG Telecom's book value of the net assets acquired over the consideration paid of $3.9 million as a contribution to equity in the accompanying consolidated financial statements. For the three months ended March 31, 1999, the Company included approximately $0.8 million in its consolidated statement of operations for its proportionate share of losses of ChoiceCom.

(5)      Long-term Debt

         Long-term debt is summarized as follows:

                                                                       December 31,              March 31,
                                                                           1998                     1999
                                                                   ---------------------    ---------------------
                                                                                  (in thousands)

         9 7/8% Senior discount notes, net of discount             $        266,918         $        273,401
         10% Senior discount notes, net of discount                         327,699                  335,793
         Mortgage payable with adjustable rate of interest
            (14.34% at March 31, 1999), due monthly into 2013,
             secured by corporate headquarters (a)                                -                   32,500
                                                                   ---------------------    ---------------------
                                                                            594,617                  641,694
         Less current portion                                                     -                     (814)
                                                                   ---------------------    ---------------------
                                                                   $        594,617         $        640,880
                                                                   =====================    =====================

         (a)   Note Payable

               Effective January 1, 1999, the Company purchased ICG's corporate

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)      Long-term Debt (continued)

               headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.7 million, which amount represents historical cost and approximates fair value. The Company, through a newly formed subsidiary, financed the purchase primarily through a mortgage secured by the Corporate Headquarters. Payments on the mortgage are due monthly through January 31, 2013, at an initial interest rate of 14.34% per annum which rate increases annually by 0.003%. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

(6)      Related Party Transactions

         The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable terms and are approved by the board of directors of the Company and of ICG. All such transactions are settled in cash on a quarterly basis.

         For the three  months  ended  March  31,  1998 and  1999,  ICG  charged approximately $1.6 million and $2.8 million, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $0.5 million and $0.3 million are included in the Company's selling, general and administrative expenses for the three months ended March 31, 1998 and 1999, respectively. In addition, for the three months ended March 31, 1998 and 1999, the Company charged approximately $0.7 million and $125.2 million, respectively, to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheets. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $5.9 million for the three months ended March 31, 1999. Interest has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 10% and 12 1/2% per annum for 1998 and 1999, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

         During the three months ended March 31, 1999, ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom for an aggregate purchase price of approximately $64.1 million. Additionally, ICG Equipment entered into separate agreements to lease $96.5 million of telecommunications equipment to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. ICG Equipment recognized approximately $11.1 million in revenue under its operating leases with ICG Telecom for the three months ended March 31, 1999, all of which is included in leasing services receivables at March 31, 1999. Subsequent to March 31, 1999, ICG

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)      Related Party Transactions (continued)

         Equipment purchased certain telecommunications equipment and fiber optic capacity from ICG Telecom for an aggregate purchase price of approximately $9.8 million and simultaneously entered into agreements to lease the same telecommunications equipment and fiber optic capacity back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from the purchase date. ICG Equipment has submitted a request to ICG Telecom for independent appraisals of certain of the telecommunications equipment and fiber optic capacity purchased through March 31, 1999. The Company expects the appraisals for all transactions completed during fiscal 1998 to be complete during the second quarter of 1999.

         Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (11 3/4% at March 31, 1999), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For the three months ended March 31, 1999, ICG Equipment recognized approximately $2.3 million of monthly service fee revenue under this agreement which was included in leasing services receivables at March 31, 1999. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $75.2 million at March 31, 1999. The Company begins depreciation on property and equipment at the time the assets are placed in service.

         In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM (prior to the disposition of the operations of NETCOM) and PST and, accordingly, charges NETCOM and PST for costs of any installation and recurring access to its network. For the three months ended March 31, 1999, NETCOM and PST together incurred approximately $1.4 million for installation and recurring local access charges from ICG Telecom, which have been included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM and in operating costs for those charges relating to PST, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities, in the Company's consolidated financial statements for the three months ended March 31, 1999.

         Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters and subsequently assumed the prior lessor's operating lease of the Corporate Headquarters assets to a Restricted Subsidiary of ICG. For the three months ended March 31, 1999, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $1.2 million under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements.

(7)      Commitments and Contingencies

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

         The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $91.1 million at March 31, 1999.

         A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County,

                       ICG SERVICES, INC. AND SUBSIDIARIES

(7)      Commitments and Contingencies (continued)

         alleging unfair business practices and related causes of action against NETCOM, now PST, in connection with its offers of free trial periods and cancellation procedures. This litigation was settled in May 1999 for an amount which was not significant to the Company's consolidated financial statements. NETCOM, now PST, is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)      Business Units

         The Company conducts transactions with external customers through the operations of its Network Services (PST) and Leasing Services (primarily ICG Equipment). Direct and certain indirect costs incurred by ICG Services, Inc., the parent company, on behalf of Network Services and Leasing Services are allocated among those business units based on the nature of the underlying costs. As the operations of Network Services commenced during the three months ended March 31, 1999, such operations are not considered to be significant for purposes of business segment reporting and, accordingly, are included with the remaining corporate subsidiaries of the Company which primarily hold securities.

         Set forth below are revenue, EBITDA (which represents the measure of operating performance used by management to evaluate operating results), depreciation, interest expense, capital expenditures of continuing operations and total assets for Leasing Services and all other subsidiaries of the Company combined. As described in note 3, results of the Company reflect the operations of NETCOM as discontinued for all periods presented.

                                                     Three months ended March 31,
                                              ---------------------------------------
                                                      1998                 1999
                                              ------------------  -------------------
                                                          (in thousands)
          Revenue:
               Leasing Services                 $            -               14,603
               All other                                     -                    -
                                              ------------------  -------------------
                    Total revenue               $            -               14,603
                                              ==================  ===================

          EBITDA (a):
               Leasing Services                 $         (170)              14,494
               All other                                  (319)                (866)
                                              ------------------  -------------------
                    Total EBITDA                $         (489)              13,628
                                              ==================  ===================

          Depreciation (b):
               Leasing Services                 $            -                6,353
               All other                                     -                  777
                                              ------------------  -------------------
                    Total depreciation          $            -                7,130
                                              ==================  ===================

          Interest expense (b):
               Leasing Services                 $            -                  621
               All other                                 3,948               15,017
                                              ------------------  -------------------
                    Total interest expense      $        3,948               15,638
                                              ==================  ===================
                                                                          (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)      Business Units (continued)

                                                                               Three months ended March 31,
                                                                        -------------------------------------------
                                                                                 1998                  1999
                                                                        -------------------     -------------------
                                                                                      (in thousands)
          Capital expenditures of continuing operations (c):
             Leasing Services                                            $        2,123                  63,937
             All other                                                                -                   3,877
                                                                        -------------------     -------------------
               Total capital expenditures of continuing operations       $        2,123                  67,814
                                                                        ===================     ===================


                                                                           December 31,             March 31,
                                                                               1998                    1999
                                                                        -------------------     -------------------
                                                                                      (in thousands)
          Total assets:
             Leasing Services                                              $    289,464                 413,218
             All other (d)                                                      595,265                 879,692
             Net current assets of discontinued operations (e)                        -                       -
             Net non-current assets of discontinued operations                   54,023                       -
             Leasing Services due to ICG                                       (259,003)               (331,019)
                                                                        -------------------     -------------------
               Total assets                                                $    679,749                 961,891
                                                                        ===================     ===================

          (a) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net, and share of losses of equity investees, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

          (b) Although not included in EBITDA (which represents the measure of operating performance used by management to evaluate operating results) the Company has supplementally provided depreciation and interest expense for each of the Company's Leasing Services and all other Company subsidiaries combined. Interest expense excludes amounts charged by ICG Services, Inc. to ICG Equipment, Inc. (Leasing Services) for interest on outstanding cash advances and expense allocations.

          (c) Capital expenditures include assets acquired under capital leases and excludes corporate headquarters assets acquired through the issuance of long-term debt.

          (d) Total assets excludes the investment in ICG Equipment, Inc. (Leasing Services) which eliminates in consolidation.

          (e) At December 31, 1998, the Company had net current liabilities of discontinued operations of $22.3 million, and accordingly, such amount was not included within net current assets of discontinued operations on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history, the successful execution of the Company's new strategy of offering enhanced network services to ISPs, ICG Telecom and other telecommunications providers and lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months ended March 31, 1998 and 1999 represent the consolidated operating results of the Company and its subsidiaries. See the unaudited condensed consolidated financial statements of the Company for the three months ended March 31, 1999 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     ICG Services, Inc. ("ICG Services" or the "Company") was formed on January 23, 1998 and is a wholly owned subsidiary of ICG. The Company's Leasing Services and Network Services operations are currently conducted through its two operating subsidiaries, ICG Equipment, Inc. ("ICG Equipment") and ICG PST, Inc. ("PST") (formerly NETCOM On-Line Communication Services, Inc. ("NETCOM")).

     On January 21, 1998, ICG acquired NETCOM, a Delaware corporation and provider of Internet connectivity and Web site hosting services located in San Jose, California, in a transaction accounted for as a pooling of interests. As consideration for the acquisition, ICG issued approximately 10.2 million shares of common stock of ICG ("ICG Common Stock"), valued at approximately $284.9 million on the date of the merger. Upon the formation of ICG Services, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM.

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. ICG Equipment has applied for, and received or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the terms of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the time of the purchase. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. All leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 and the three months ended March 31, 1999, ICG Equipment
entered  into  a  series  of   agreements   whereby  ICG   Equipment   purchased
telecommunications equipment and fiber optic capacity from ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At March 31, 1999, ICG Equipment had approximately $291.5 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $75.2 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia ("MindSpring"), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA losses of $(31.0) million, $(9.4) million and $(14.7) million, respectively. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG PST, Inc. ("PST"). PST has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 points of presence ("POPs") serving approximately 700 cities nationwide. PST intends to utilize the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, PST entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses will be offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, will be recognized in the Company's consolidated statement of operations as incurred.

     Additionally, PST intends to provide network capacity and enhanced data services to ISPs, ICG Telecom and other telecommunications providers, as required. In December 1998, ICG announced plans to offer several new network services to its business and ISP customers by utilizing ICG's and, consequently, PST's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows ICG to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to ICG, will allow ICG to act as an aggregator of ISP traffic. PST participates in offering RAS by providing radius routing and proxy services at the modem bank connected to ICG Telecom's or another telecommunications provider's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. PST also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, PST monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future. In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in 230 major cities in the United States, covering more than 90% of the commercial long distance market. ICG Telecom carries the IP traffic over PST's nationwide data network and terminates a large portion of the traffic via PST's POPs. PST charges ICG Telecom for calls carried and terminated on PST's network. ICG and PST together may also begin offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by ICG Telecom at the customers' premises and in ICG Telecom's central offices, IAS will provide expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including

Internet traffic, from IAS service offerings will be carried over PST's network. PST's network will also be utilized by ICG Telecom in offering peering services to its ISP customers, in which service offerings ICG Telecom will become the general backbone provider for its customers. Additionally, PST intends to provide other enhanced network services as demand warrants.

     In March 1999, ICG entered into an agreement with NorthPoint Communications, Inc., a data competitive local exchange carrier based in San Francisco, California ("NorthPoint"), which designates NorthPoint as ICG's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of ICG's DSL traffic will be routed by NorthPoint to PST's asynchronous transfer mode ("ATM") switches and transported by PST either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. ICG expects to purchase a minimum of 75,000 digital subscriber lines from NorthPoint during the term of the agreement. PST has not finalized its arrangements with ICG Telecom regarding pricing and volume of services required by PST in order for ICG Telecom to perform under its agreement with NorthPoint and meet the needs of its customers, although the Company believes this agreement will expand the current operations of PST.

     The Company has and will continue to enter into agreements with ICG Telecom to provide network services at negotiated rates. All such arrangements contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 1999, 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs and other telecommunications providers, and while ICG Telecom and PST believe the Internet services market sector will benefit from these new services, there is no assurance that ICG Telecom and PST will be able to successfully deploy and market its new services efficiently, or at all, or obtain and retain new customers in a competitive marketplace. In the event that ICG Telecom fails to successfully deploy its new services utilizing PST's network, demands a lower volume of network capacity services than originally anticipated or is unable to adequately compensate PST for services provided or to be provided, PST will market its services solely to unrelated third parties.

     The Company may acquire telecommunications and related businesses that complement ICG's business strategy to offer a wide array of telecommunications and related services primarily to communications-intensive business customers. Additionally, the Company may acquire businesses from ICG which ICG currently owns and operates. Any further acquisitions would be primarily through the use of cash on hand and the proceeds from securities offerings and ICG Common Stock. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions. The Company's results of operations and financial condition will change as the operations of ICG Equipment and PST become more significant and as it consummates acquisitions, if any.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, operating costs and expenses, operating (loss) income and EBITDA as a percentage of the Company's revenue.


                                                                       Three months ended March 31,
                                                     -----------------------------------------------------------------
                                                                  1998                              1999
                                                     -------------------------------   -------------------------------
                                                           $                %                $                %
                                                     --------------   --------------   --------------   --------------
                                                                               (unaudited)
                                                                              (in thousands)
 Statement of Operations Data:
 Revenue                                                        -               -            14,603              100
 Operating costs and expenses:
   Operating costs                                              -               -               586                4
   Selling, general and administrative                        489               -               389                3
   Depreciation                                                 -               -             7,130               49
                                                     --------------   --------------   --------------   --------------
     Total operating expenses                                 489               -             8,105               56
        Operating (loss) income                              (489)              -             6,498               44

 Other Data:
 Net cash provided by operating activities                  1,762                             3,620
 Net cash used (provided) by investing activities         (14,123)                          130,621
 Net cash provided (used) by financing activities         291,469                            (2,572)
 EBITDA (1)                                                  (489)              -            13,628               93
 Capital expenditures of continuing operations (2)          2,123                            67,814
 Capital expenditures of discontinued operations (2)        6,509                                 -

(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation, other expense, net and share of losses of equity investees, or simply, operating income (loss) plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases and excludes corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Revenue. The Company recorded revenue of approximately $14.6 million for the three months ended March 31, 1999, which consists entirely of revenue from Leasing Services provided to ICG or ICG's other operating subsidiaries. Revenue recorded on operating leases of property and equipment to ICG Telecom was $11.1 million for the three months ended March 31, 1999. Additionally, the Company charged lease service fees to ICG Telecom during the three months ended March 31, 1999 for the cost of carrying assets not yet placed into service. For the three months ended March 31, 1999, revenue earned on lease service fees was $2.3 million. The Company also receives rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the three months ended March 31, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $1.2 million. Revenue earned of $5.7 million for the three months ended March 31, 1999 under the Company's network capacity agreement with MindSpring has been offset by operating costs and selling, general and administrative expenses of $9.5 million incurred under the same agreement. This $3.8 million operating deficit has been equally offset by the recognition of $3.8 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM. The Company anticipates that revenue will increase substantially in future periods as the volume of ICG Equipment's operations increases and as PST generates revenue from customers other than MindSpring, or provides new services to MindSpring.

         Operating costs. Operating costs of $0.6 million for the three months ended March 31, 1999 consists of line costs and other direct costs of PST associated with PST's and ICG Telecom's joint service offering of IP telephony services.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were approximately $0.5 million and $0.4 million for the three months ended March 31, 1998 and 1999, respectively. SG&A expenses consist principally of allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.5 million and $0.3 million, representing 100% and 73% of total SG&A expenses for the three months ended March 31, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases and as PST commences new service offerings to customers other than MindSpring, or provides new services to MindSpring.

         Depreciation. Depreciation was $7.1 million for the three months ended March 31, 1999 and consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases. The Company's depreciation expense will continue to increase as PST purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased, purchases additional property and equipment for lease to ICG's other operating subsidiaries and as the Company recognizes for a full period the depreciation of assets formerly owned by NETCOM and retained by PST, which began in February 1999.

         Interest expense. Interest expense increased $11.7 million, from $3.9 million for the three months ended March 31, 1998 to $15.6 million for the three months ended March 31, 1999, which includes $15.0 million of non-cash interest. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998 and the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes') issued in April 1998. The Company's interest expense will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash.

         Interest income. Interest income increased $6.2 million, from $2.1 million for the three months ended March 31, 1998 to $8.3 million for the three months ended March 31, 1999 and primarily represents interest earned on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes. The Company also earned net interest income from ICG of approximately $5.9 million during the three months ended March 31, 1999 for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company expects interest income to decline in future periods as the Company continues to invest its available cash balances in telecommunications equipment and other assets.

         Unrealized gain on marketable trading securities. Unrealized gain on marketable trading securities of $0.4 million for the three months ended March 31, 1999 represents the unrealized gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM.

         Share of losses of equity investees. The Company's share of losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") and ICG ChoiceCom L.P. ("ChoiceCom") was $1.3 million for the three months ended March 31, 1999. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999.

         Loss from continuing operations. Loss from continuing operations improved $0.7 million, or 29%, from $2.3 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999 due to increases in revenue and interest income, offset by increases in operating costs, depreciation, interest expense and share of losses of equity investees, as noted above. As the operations of ICG Equipment become more significant, the Company's loss from continuing operations will be increasingly impacted by the operating income of ICG Equipment.

         Loss from discontinued operations and net loss. For the three months ended March 31, 1998, loss from discontinued operations was $16.6 million, or 88% of the Company's net loss and consists of the net loss of NETCOM. Since the

Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the three months ended March 31, 1999.

         Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the three months ended March 31, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds will be recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

         The Company's growth has been funded through the proceeds from its 1998 debt financings (the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively) and the proceeds from the sales of the operations of NETCOM. As of March 31, 1999, the Company had current assets of $456.0 million, including $277.6 million of cash, cash equivalents, restricted cash and short-term investments, which exceeded current liabilities of $92.3 million, providing working capital of $363.7 million. The Company primarily invests excess funds in short-term, interest-bearing, investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Provided By Operating Activities

         The Company's operating activities provided $1.8 million and $3.6 million for the three months ended March 31, 1998 and 1999, respectively. Net cash provided by operating activities is primarily due to losses from continuing operations, which are more than offset by changes in working capital items and non-cash expenses, such as deferred interest expense and depreciation.

         The Company does not expect to generate significant cash flows from operating activities while the Company continues to expand its operations. Consequently, the Company does not anticipate that cash provided by the continuing operations of ICG Equipment alone will be sufficient to fund operating activities of continuing operations, including the operations of PST, in the near term. The Company anticipates that cash used by operating activities will improve when the Company expands leasing operations under ICG Equipment and increases revenue from services offered by PST to customers other than MindSpring, either of which may not occur.

Net Cash (Used) Provided By Investing Activities

         The Company's investing activities used $14.1 million and provided $130.6 million for the three months ended March 31, 1998 and 1999, respectively. Net cash used by investing activities for the three months ended March 31, 1998 includes the acquisition of property, equipment and other assets and the purchase of short-term investments available for sale. Net cash provided by investing activities for the three months ended March 31, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and the sale of short-term investments of $4.4 million, offset by the acquisition of property, equipment and other assets of $64.1 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of long-term investments of $27.5 million. The Company will continue to use cash in 1999 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of PST's operations and, potentially, for acquisitions. The Company acquired assets under capital leases of $3.8 million during the three months ended March 31, 1999.

Net Cash Provided (Used) By Financing Activities

         The Company's financing activities provided $291.5 million and used $2.6 million for the three months ended March 31, 1998 and 1999, respectively.

Net cash provided by financing activities for the three months ended March 31, 1998 includes net proceeds from the private placement of the 10% Notes in February 1998 and proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January 1998) and proceeds from the exercise of NETCOM stock options. For the three months ended March 31, 1999, the Company's financing activities consist of principal payments on long-term debt and capital leases.

         As of March 31, 1999, the Company had an aggregate accreted value of approximately $609.2 million outstanding under the 10% Notes and the 9 7/8% Notes. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of March 31, 1999, the Company had $7.4 million of capital lease obligations and $32.5 million of other indebtedness outstanding. With respect to senior indebtedness outstanding on March 31, 1999, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness or obtain additional funds, and if the Company is unable to effect such refinancing or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

         The Company's capital expenditures of continuing operations were $2.1 million and $67.8 million for the three months ended March 31, 1998 and 1999, respectively. The Company anticipates that the expansion of the Company's businesses will require capital expenditures of approximately $375.0 million for the remainder of 1999, including assets to be purchased by ICG Equipment from ICG Telecom. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, and the availability of equity, debt and lease financing.

         Management believes that the Company's cash on hand and amounts expected to be available through cash flows from operations, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand ICG Equipment's and PST's businesses and to fund its operating deficits as currently planned. Changes in the Company's business plan may require additional sources of cash which may be obtained through public and private debt financings, capital leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital and operating needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

Year 2000 Compliance

         As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, which is the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and ICG Equipment's and PST's dependence upon the continuing successful operations of ICG Telecom, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. Accordingly, the following paragraphs describe ICG's plan for addressing Year 2000 compliance issues, of which the issues facing the Company are an integral part.

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

          o Building and Facilities, which consists of all components with embedded technology used at ICG's corporate headquarters building and other leased facilities, including security systems, elevators and internal use telephone systems;

          o Office Equipment, which consists of all office equipment with date-sensitive embedded technology.

         For each of the categories described above, ICG will apply the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

          o   Phase I - Assessment
              --------------------
              During this phase, ICG's technology staff will perform an inventory of all components currently in use by ICG. Based upon this inventory, ICG's business executives and technology staff will jointly classify each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to ICG's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by ICG that may be of higher or lower priority.

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

          o   Phase II - Remediation
              ----------------------
              During this phase, ICG will develop and execute a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

          o   Phase III - Testing
              -------------------
              During this phase, ICG will perform testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase will consist of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

          o   Phase IV - Implementation
              -------------------------
              During the last phase, ICG will implement each act of remediation developed and tested for each component, as well as implement adequate controls to ensure that future upgrades and changes to ICG's computer systems, for operational reasons other than Year 2000 compliance, do not alter ICG's Year 2000 state of readiness.

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


------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Networks and Products
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                 Complete               Complete
------------------------------- ----------------------------------------------------------------------------------------------
IT Systems
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q2 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Building and Facilities
------------------------------- ---------------------- ----------------------- -----------------------------------------------
     High                       In progress            In progress                To be determined based on the results of
                                To complete Q2 1999    To complete Q2 1999                        Phase II
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     In progress                       To be determined based on the results of Phase I
                                To complete Q2 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        To begin Q2 1999                  To be determined based on the results of Phase I
                                To complete Q3 1999
------------------------------- ----------------------------------------------------------------------------------------------
Office Equipment
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q2 1999     To complete Q2 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------

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

Costs

         ICG expenses all incremental costs to ICG associated with Year 2000 compliance issues as incurred. Through March 31, 1999, such costs incurred were approximately $0.6 million, consisting of approximately $0.4 of replacement hardware and software and approximately $0.2 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. ICG has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs ICG believes has not exceeded $0.5 million through March 31, 1999. ICG expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in ICG's fiscal 1999 budget and represent approximately 4% of ICG's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as ICG continues with its Year 2000 compliance plan. ICG intends to use cash on hand for Year 2000 compliance costs, as necessary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         The Company's financial position and cash flows are subject to a variety of risks in the normal course of business, which include market risks associated with movements in interest rates and equity prices. The Company routinely assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. The Company does not, in the normal course of business, use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

         The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's investments in marketable securities and its senior indebtedness.

         The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of March 31, 1999, the Company had approximately $277.6 million in cash, cash equivalents, restricted cash and short-term investments available for sale and approximately $17.5 million in long-term debt securities available for sale, at a weighted average fixed interest rate of 4.87% for the three months ended March 31, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at March 31, 1999 of approximately $0.3 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

         At March 31, 1999, the Company's indebtedness included $609.2 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

Equity Price Risk

         On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded an unrealized gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the three months ended March 31, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of NorthPoint Preferred Stock. The NorthPoint Preferred Stock has no voting rights and is ultimately convertible into a voting class of common stock of NorthPoint, at an exchange price which represents a discount, as provided in the relevant documentation, to the initial public offering price of NorthPoint's common stock. The Company is restricted from selling the NorthPoint Preferred Stock or securities obtained upon conversion of the NorthPoint Preferred Stock until March 23, 2000. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

                                    PART II


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          See Note 7 to the Company's unaudited condensed consolidated financial statements for the quarterly period ended March 31, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS
          ---------------------------------------------------

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None.

ITEM 5.   OTHER INFORMATION
          -----------------

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

      (A)   Exhibits.

         (10)  Material Contracts.

               10.1: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

               10.2: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

               10.3: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG ervices, Inc. for the benefit of TriNet Realty Capital, Inc.

               10.4: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc.

         (27)  Financial Data Schedule.

               27.1: Financial Data Schedule of ICG Services, Inc. for the Three Months Ended March 31, 1999.

     (B)   Reports on Form 8-K.

          (i) Current Report on Form 8-K dated January 6, 1999, regarding the announcement of the Company's definitive agreement to sell the domestic operations of NETCOM On-Line Communication Services, Inc. to MindSpring Enterprises, Inc.

          (ii) Current Report on Form 8-K dated March 4, 1999, regarding the disposition of NETCOM On-Line Communication Services, Inc., including pro forma financial information.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS


10.1: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

10.2: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc.

10.3: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc.

10.4: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc.

27.1: Financial Data Schedule of ICG Services, Inc. for the Three Months Ended March 31, 1999.

                                  EXHIBIT 10.1

Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital,
                          Inc. and ICG Services, Inc.

                                  EXHIBIT 10.2

    Promissory Note, dated as of January 1, 1999, by and among TriNet Realty
                      Capital, Inc. and ICG Services, Inc.

                                  EXHIBIT 10.3

Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1,
      1999, granted by ICG Services, Inc. for the benefit of TriNet Realty
                                 Capital, Inc.

                                  EXHIBIT 10.4

 Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential
                    Facilities X, Inc. and ICG Services, Inc.

                                  EXHIBIT 27.1

 Financial Data Schedule of ICG Services, Inc. for the Three Months Ended March
                                    31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1999.



                                ICG SERVICES, INC.





Date:  May 14, 1999        By:  /s/ Harry R. Herbst
                                -------------------------------------------
                                Harry R. Herbst, Executive Vice President and
                                Chief Financial Officer (Principal Financial
                                Officer)






Date:  May 14, 1999        By:  /s/ Richard Bambach
                                ---------------------------------------------
                                Richard Bambach, Vice President and Corporate
                                Controller (Principal Accounting Officer)