Form 10-Q
period 1999-06-30
ICG SERVICES INC
filed 1999-08-16
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [  ]

     On August 16, 1999, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I ....................................................................... 3
    ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................... 3
             Consolidated Balance Sheets as of December 31, 1998 and
                 June 30, 1999 (unaudited).................................... 3
             Consolidated Statements of Operations (unaudited) for the
                 Three Months and Six Months Ended June 30, 1998 and 1999..... 5
             Consolidated Statement of Stockholder's Equity (unaudited)
                 for the Six Months Ended June 30, 1999....................... 6
             Consolidated Statements of Cash Flows (unaudited) for the
                 Six Months Ended June 30, 1998 and 1999 ..................... 7
             Notes to Consolidated Financial Statements, December 31, 1998
                 and June 30, 1999 (unaudited)................................ 9
    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .......................................18
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ......30

PART II ......................................................................32
    ITEM 1.  LEGAL PROCEEDINGS ...............................................32
    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS .......................32
    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES .................................32
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............32
    ITEM 5.  OTHER INFORMATION ...............................................32
    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  ...............................32
             Exhibits ........................................................32
             Reports on Form 8-K .............................................32

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                 December 31, 1998 and June 30, 1999 (unaudited)


                                                                      December 31,            June 30,
                                                                          1998                  1999
                                                                    ------------------     ----------------
Assets                                                                          (in thousands)

Current assets:
   Cash and cash equivalents                                           $  114,380                 96,674
   Short-term investments available for sale                               41,000                  4,943
   Receivables:
      Network services, including amounts due from ICG
         (note 6)                                                               -                  8,029
      Leasing services, due from ICG (note 6)                               7,753                 35,071
      Due from ICG (note 6)                                               137,762                113,420
                                                                    -----------------      ----------------
                                                                          145,515                156,520
                                                                    -----------------      ----------------

   Inventory                                                                    -                     67
   Prepaid expenses and deposits                                               20                    613
                                                                    -----------------      ----------------

      Total current assets                                                300,915                258,817
                                                                    -----------------      ----------------

Property and equipment                                                    301,969                624,993
   Less accumulated depreciation                                           (4,064)               (29,852)
                                                                    -----------------      ----------------
      Net property and equipment                                          297,905                595,141
                                                                    -----------------      ----------------

Investment in restricted preferred stock (note 4)                               -                 10,000
Investments, accounted for under the equity method (note 4)                10,179                 47,906
Deferred financing and lease administration costs, net of
   accumulated amortization of $1.5 million and $2.5 million at
   December 31, 1998 and June 30, 1999, respectively                       16,727                 16,699
Deposits and other assets                                                       -                  1,255
Net non-current assets of discontinued operations (note 3)                 54,023                      -
                                                                    -----------------      ----------------

   Total assets (note 8)                                               $  679,749                929,818
                                                                    =================      ================
                                                                                             (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES


                                                                              December 31,            June 30,
                                                                                  1998                  1999
                                                                           -------------------    -----------------
Liabilities and Stockholder's Equity                                                   (in thousands)

Current liabilities:
   Accounts payable, including amounts due to ICG (note 6)                 $      28,840                 26,617
   Accrued liabilities                                                             1,309                 27,013
   Deferred gain on sale (note 3)                                                      -                 15,502
   Current portion of capital lease obligations                                        -                  3,004
   Net current liabilities of discontinued operations (note 3)                    22,328                      -
                                                                           -------------------    -----------------
      Total current liabilities                                                   52,477                 72,136
                                                                           -------------------    -----------------

Capital lease obligations, less current portion                                        -                  6,548
Long-term debt, net of discount (note 5)                                         594,617                657,260
Other long-term liabilities (note 6)                                                   -                  2,500
                                                                           -------------------    -----------------

       Total liabilities                                                         647,094                738,444
                                                                           -------------------    -----------------

Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares authorized; 10 shares
     issued and outstanding at December 31, 1998 and June 30, 1999                     -                      -
   Additional paid-in capital                                                    207,798                180,619
   Accumulated (deficit) earnings                                               (175,024)                10,755
   Accumulated other comprehensive loss                                             (119)                     -
                                                                           -------------------    -----------------
      Total stockholder's equity                                                  32,655                191,374
                                                                           -------------------    -----------------

Commitments and contingencies (notes 5 and 7)

        Total liabilities and stockholder's equity                         $     679,749                929,818
                                                                           ===================    =================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
            Three Months and Six Months Ended June 30, 1998 and 1999


                                                              Three months ended                   Six months ended
                                                                   June 30,                            June 30,
                                                     ------------------------------------- ----------------------------------
                                                            1998               1999              1998             1999
                                                     ------------------- ----------------- ----------------------------------
                                                                                 (in thousands)

Revenue from network and leasing services provided
   to ICG (notes 6 and 8)                             $        452              20,041               452           34,644

Cost of services and expenses:
   Cost of services                                              -                 848                 -            1,434
   Selling, general and administrative expenses,
      including amounts allocated from ICG (note 6)          1,015                 447             1,504              836
   Depreciation (note 8)                                       148              13,813               148           20,943
                                                     ------------------- ----------------- ----------------------------------
      Total cost of services and expenses                    1,163              15,108             1,652           23,213
                                                     ------------------- ----------------- ----------------------------------

      Operating (loss) income                                 (711)              4,933            (1,200)          11,431

Other (expense) income:
   Interest expense (note 8)                               (12,288)            (17,499)          (16,236)         (33,137)
   Interest income, including amounts earned from
      ICG (note 6)                                           6,296               6,967             8,409           15,282
   Gain on marketable trading securities, net of
      unrealized gains and losses (note 4)                       -                   -                 -              439
                                                     ------------------- ----------------- ----------------------------------
                                                            (5,992)            (10,532)           (7,827)         (17,416)
                                                     ------------------- ----------------- ----------------------------------

Loss from continuing operations before share of
   net losses                                               (6,703)             (5,599)           (9,027)          (5,985)
Share of net losses of equity investees                          -                  (3)                -           (1,265)
                                                     ------------------- ----------------- ----------------------------------

Loss from continuing operations                             (6,703)             (5,602)           (9,027)          (7,250)
                                                     ------------------- ----------------- ----------------------------------

Loss from discontinued operations (note 3)                 (11,794)                  -           (28,373)               -
                                                     ------------------- ----------------- ----------------------------------

Extraordinary gain on sales of operations of
   NETCOM, net of income taxes of $6.4 million
   (note 3)                                                      -                   -                 -          193,029
                                                     ------------------- ----------------- ----------------------------------

   Net (loss) income and comprehensive (loss)
      income                                          $    (18,497)             (5,602)          (37,400)         185,779
                                                     =================== ================= ==================================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholder's Equity (unaudited)
                         Six Months Ended June 30, 1999




                                                                                                      Accumulated
                                                  Common stock        Additional     Accumulated         other           Total
                                               --------------------     paid-in       (deficit)      comprehensive    stockholder's
                                               Shares     Amount        capital       earnings           loss            equity
                                               -------- -----------  -------------- -------------- ---------------- ---------------
                                                                                 (in thousands)

Balances at January 1, 1999                         -   $        -      207,798         (175,024)        (119)            32,655
   Reversal of foreign currency translation
     adjustment (note 3)                            -           -             -                -          119                119
   Excess of book value of net assets acquired
     over consideration paid                        -           -         3,899                -           -               3,899
   Excess of fair value of assets acquired over
     book value (note 6)                            -           -       (31,078)               -           -             (31,078)
   Net income                                       -           -             -          185,779           -             185,779
                                               ======== ===========  ============== ============== ================ ===============
Balances at June 30, 1999                           -   $        -      180,619           10,755           -             191,374
                                               ======== ===========  ============== ============== ================ ===============

           See accompanying notes to consolidated financialstatements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1998 and 1999


                                                                                          Six months ended June 30,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)
Cash flows from operating activities:
      Net (loss) income                                                              $     (37,400)            185,779
      Loss from discontinued operations                                                     28,373                   -
      Extraordinary gain on sales of discontinued operations                                     -            (193,029)
      Adjustments  to  reconcile  net  (loss)  income  to net cash  provided  by operating activities:
         Recognition of deferred gain                                                            -             (10,498)
         Share of net losses of equity investees                                                 -               1,265
         Depreciation                                                                          148              20,943
         Interest expense deferred and included in long-term debt                           15,814              29,566
         Amortization of deferred financing costs included in interest expense                 422                 879
         Amortization of deferred lease administration costs included in selling,
            general and administrative expenses                                                  -                 146
         Gain on marketable trading securities                                                   -                (439)
         Change in operating assets and liabilities:
             Receivables                                                                   (27,889)            (18,492)
             Inventory                                                                           -                 139
             Prepaid expenses and deposits                                                       -                 (93)
             Accounts payable and accrued liabilities                                       26,941              (9,831)
                                                                                     ---------------     ----------------
                Net cash provided by operating activities                                    6,409               6,335
                                                                                     ---------------     ----------------
Cash flows from investing activities:
      Acquisition of property, equipment and other assets                                  (52,236)           (290,799)
      Investment in equity investee                                                              -             (35,093)
      Investment in restricted preferred stock                                                   -             (10,000)
      Proceeds from sales of operations of NETCOM, net of cash included in sale                  -             252,881
      (Purchase) sale of short-term investments available for sale                         (16,000)             36,057
      Proceeds from sale of marketable securities                                                -              30,439
                                                                                     ---------------     ----------------
         Net cash used by investing activities                                             (68,236)            (16,515)
                                                                                     ---------------     ----------------
Cash flows from financing activities:
      Proceeds from issuance of common stock:
         Exercise of stock options                                                             341                   -
         Employee stock purchase plan                                                          132                   -
      Proceeds from issuance of long-term debt                                             550,574                   -
      Deferred financing and lease administration costs                                    (17,205)               (997)
      Principal payments on capital lease obligations                                            -              (1,422)
                                                                                     ---------------     ----------------
         Net cash provided (used) by financing activities                                  533,842              (2,419)
                                                                                     ---------------     ----------------

         Net increase (decrease) in cash and cash equivalents                              472,015             (12,599)
         Net cash used by discontinued operations                                             (473)             (5,107)
Cash and cash equivalents, beginning of period                                                   -             114,380
                                                                                     ===============     ================
Cash and cash equivalents, end of period                                             $     471,542              96,674
                                                                                     ===============     ================
                                                                                                             (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                     Six Months Ended June 30, 1998 and 1999



                                                                                          Six months ended June 30,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)

Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                            $           -               2,692
                                                                                     ===============     ================
   Cash paid for taxes                                                               $           -                 931
                                                                                     ===============     ================

Supplemental disclosure of non-cash investing and financing activities of continuing operations:
      Acquisition of corporate headquarters assets through the issuance of
          long-term debt (note 5)                                                    $           -              33,077
                                                                                     ===============     ================
      Assets acquired under capital leases                                           $           -               6,190
                                                                                     ===============     ================


          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                 December 31, 1998 and June 30, 1999 (unaudited)


(1)       Organization and Nature of Business

          ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

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

          The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that complement ICG's business strategy. By leveraging its relationship with ICG, the Company intends to capitalize on the growth in demand for telecommunications equipment and services provided by the Company. In addition to providing Leasing Services and Network Services, the Company intends to grow through acquisition or investment in telecommunications related businesses, potentially including investment in companies currently owned by ICG.

(2)       Significant Accounting Policies

          (a)  Basis of Presentation

               These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

               All significant intercompany accounts and transactions have been eliminated in consolidation.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(2)       Significant Accounting Policies (continued)

          (b)  (Loss) Income Per Share

               The Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present (loss) income per share in its consolidated financial statements as such disclosure is not considered to be meaningful.

         (c)   Reclassifications

               Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

(3)       Discontinued Operations

          On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring include those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million for the Company's network capacity, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services to MindSpring and intends to provide similar services to other ISPs and telecommunications providers in the future. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

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

          During the six months ended June 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)       Discontinued Operations (continued)

          agreement, the Company deferred approximately $26.0 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds are recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and six months ended June 30, 1999, the Company applied $3.8 million and $10.5 million, respectively, of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to offset the costs of the network capacity agreement with MindSpring, which entirely offset the cost of the Company's operations under the agreement. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)       Investments

          As discussed in note 3, the Company received 376,116 shares of common stock of MindSpring, valued at $79.76 per share, or $30.0 million, at the time of the transaction, as partial consideration for the sale of the domestic operations of NETCOM. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded a gain of approximately $0.4 million in its statement of operations for the six months ended June 30, 1999.

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

          Investments, accounted for under the equity method include the Company's 20% and 49% investments in ICG Ohio LINX, Inc. and ICG ChoiceCom, L.P., respectively.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)       Long-term Debt

          Long-term debt is summarized as follows:

                                                                       December 31,                June 30,
                                                                           1998                      1999
                                                                   ---------------------    ---------------------
                                                                                  (in thousands)

         9 7/8% Senior discount notes, net of discount             $          266,918                 280,096
         10% Senior discount notes, net of discount                           327,699                 344,087
         Mortgage loan payable with adjustable rate of interest
             (14.77% at June 30, 1999) due in full on January
             31, 2013, secured by corporate headquarters (a)                        -                  33,077
                                                                   ---------------------    ---------------------
                                                                   $          594,617                 657,260
                                                                   =====================    =====================

          (a)  Mortgage Loan Payable

               Effective January 1, 1999, the Company purchased ICG's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.4 million, which amount represents historical cost and approximates fair value. The Company, through a newly formed subsidiary, financed the purchase primarily through a loan secured by a mortgage on the Corporate Headquarters, guaranteed by ICG Services, Inc. The amended loan agreement, dated May 1, 1999, requires monthly interest payments at an initial interest rate of 14.77% per annum which rate increases annually by 0.003%, with the mortgage balance due in full on January 31, 2013. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

          (b)  Senior Facility

               On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead.

               As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option (10.5% on August 12, 1999). Quarterly repayments commence September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006.

               On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan which is available through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option (10.125% on August 12, 1999). Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)       Long-term Debt (continued)

               The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

               The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results and the results of ICG. The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

(6)       Related Party Transactions

          The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or its subsidiaries or invoices paid by the Company on behalf of ICG or its subsidiaries are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. Management believes that all transactions between the Company, including its subsidiaries, and ICG, including its subsidiaries, contain fair and reasonable terms. All such transactions are approved by the board of directors of the Company and of ICG and are settled in cash on a quarterly basis.

          ICG charged approximately $1.6 million and $3.2 million for the three months and six months ended June 30, 1998, respectively, and approximately $32.8 million and $35.6 million for the three months and six months ended June 30, 1999, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $0.6 million is included in the Company's selling, general and administrative expenses for the three months and six months ended June 30, 1998 and approximately $0.2 million and $0.5 million is included in selling, general and administrative expenses for the three months and six months ended June 30, 1999, respectively. The Company charged to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries approximately $28.6 million and $29.3 million for the three months and six months ended June 30, 1998, respectively, and approximately $144.4 million and $269.6 million for the three months and six months ended June 30, 1999, respectively. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheets. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $4.1 million and $10.0 million for the three months and six months ended June 30, 1999, respectively. No significant interest income was accrued by the Company during the six months ended June 30, 1998. Interest has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 10% and 12 1/2% per annum for 1998 and 1999, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)       Related Party Transactions (continued)

          ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom for an aggregate purchase price of approximately $21.9 million during the three months and six months ended June 30, 1998, and approximately $219.9 million and $284.0 million during the three months and six months ended June 30, 1999, respectively. Additionally, ICG Equipment entered into separate agreements to lease $14.8 million during the three months and six months ended June 30, 1998 and $96.5 million and $146.0 million, during the three months and six months ended June 30, 1999, respectively, of telecommunications equipment to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. ICG Equipment recognized approximately $0.5 million for the three months and six months ended June 30, 1998 and approximately $15.6 million and $26.7 million for the three months and six months ended June 30, 1999, respectively, in revenue under its operating leases with ICG Telecom all of which is included in leasing services receivables at June 30, 1998 and 1999, respectively. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Equipment on or before 90 days from the purchase date. ICG Equipment submitted a request to ICG Telecom for independent appraisals of certain of the telecommunications equipment and fiber optic capacity purchased through June 30, 1999. The Company received the appraisals for all transactions completed during fiscal 1998 which determined the fair value of the purchased telecommunications equipment and fiber optic capacity exceeded the book value, and accordingly, the original purchase price, by $31.1 million. The Company has reflected the payment of the excess of fair value over the original purchase price as a reduction of equity in the accompanying consolidated financial statements.

          Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (11.75% at June 30, 1999), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. ICG Equipment recognized approximately $0.5 million for the three months and six months ended June 30, 1998 and approximately $3.0 million and $5.3 million for the three months and six months ended June 30, 1999, respectively, of monthly service fee revenue under this agreement which was included in leasing services receivables at June 30, 1998 and 1999, respectively. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $149.1 million at June 30, 1999. The Company begins depreciation on property and equipment at the time the assets are placed in service.

          In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM (prior to the disposition of the operations of NETCOM) and NetAhead and, accordingly, charges NETCOM and NetAhead for costs of any installation and recurring access to its network. For the three months and six months ended June 30, 1998, NETCOM incurred approximately $1.1 million for installation and recurring local access charges from ICG Telecom, which have been included in loss from discontinued operations in the accompanying consolidated financial statements. For the three months and six months ended June 30, 1999, NETCOM and NetAhead together incurred approximately $1.4 million and $2.8 million, respectively, for installation and recurring local access charges from ICG Telecom, which have been included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM, and in operating costs for those charges relating to NetAhead, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities, in the Company's consolidated financial statements for the six months ended June 30, 1999.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)      Related Party Transactions (continued)

          Conversely, NetAhead provides the use of its network to ICG Telecom in NetAhead's and ICG Telecom's joint service offerings. For the three months and six months ended June 30, 1999, NetAhead recognized approximately $0.3 million of revenue from ICG Telecom for network services provided to ICG Telecom in conjunction with NetAhead's and ICG Telecom's joint service offerings of IP telephony services and other enhanced data services. Additionally, included in cost of services of NetAhead is approximately $0.3 million and $0.4 million for the three months and six months ended June 30, 1999, respectively, for costs incurred by NetAhead associated with NetAhead's and ICG Telecom's joint service offerings of IP telephony services and other enhanced data services.

          Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters and assumed the prior lessor's operating lease of the Corporate Headquarters assets to a subsidiary of ICG. For the three months and six months ended June 30, 1999, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $1.1 million and $2.3 million, respectively, under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements. As part of this transaction, the subsidiary is obligated to pay the Company $2.5 million as a security deposit on the operating lease, which is included in due from ICG in the Company's consolidated financial statements.

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

          The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $81.1 million at June 30, 1999.

          A putative class action lawsuit was filed on July 15, 1997 in Superior Court of California, Orange County, alleging unfair business practices and related causes of action against NETCOM, now NetAhead, in connection with its offers of free trial periods and cancellation procedures. This litigation was settled in May 1999 for an amount which was not significant to the Company's consolidated financial statements.

          NETCOM, now NetAhead, is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)       Business Units

          The Company conducts transactions with external customers through the operations of its Network Services (NetAhead) and Leasing Services (primarily ICG Equipment). Direct and certain indirect costs incurred by ICG Services, Inc., the parent company, on behalf of Network Services and Leasing Services are allocated among those business units based on the nature of the underlying costs. As the operations of Network Services commenced during the three months ended March 31, 1999, such operations are not considered to be significant for purposes of business segment reporting and, accordingly, are included with the remaining corporate subsidiaries of the Company which primarily hold securities.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)       Business Units (continued)

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

                                                             Three months ended June 30,       Six months ended June 30,
                                                            -------------------------------  -------------------------------
                                                                 1998            1999             1998             1999
                                                            --------------- ---------------  --------------  ---------------
                                                                                    (in thousands)
    Revenue:
       Leasing Services                                     $         452        19,788              452          34,391
       All other                                                        -           253                -             253
                                                            =============== ===============  ==============  ===============
         Total revenue                                      $         452        20,041              452          34,644
                                                            =============== ===============  ==============  ===============

    EBITDA (a):
       Leasing Services                                     $         349        19,558              179          34,052
       All other                                                     (912)         (812)          (1,231)         (1,678)
                                                            =============== ===============  ==============  ===============
         Total EBITDA                                       $        (563)       18,746           (1,052)         32,374
                                                            =============== ===============  ==============  ===============

    Depreciation (b):
       Leasing Services                                     $          65        11,425               65          17,778
       All other                                                       83         2,388               83           3,165
                                                            =============== ===============  ==============  ===============
         Total depreciation                                 $         148        13,813              148          20,943
                                                            =============== ===============  ==============  ===============

    Interest expense (b):
      Leasing Services                                     $            -           413                -           1,034
      All other                                                    12,288        17,086           16,236          32,103
                                                           =============== ===============  ==============  ===============
        Total interest expense                             $       12,288        17,499           16,236          33,137
                                                           =============== ===============  ==============  ===============

    Capital expenditures of continuing operations (c):
      Leasing Services                                     $       50,113       224,795           52,236         288,732
      All other                                                         -         4,380                -           8,257
                                                           =============== ===============  ==============  ===============
        Total capital expenditures of continuing
          operations                                       $       50,113       229,175           52,236         296,989
                                                           =============== ===============  ==============  ===============

                                                                       December 31,              June 30,
                                                                           1998                    1999
                                                                    --------------------     ------------------
                                                                                  (in thousands)
      Total assets:
         Leasing Services                                            $      292,300                  637,446
         All other (d)                                                      195,664                  178,952
         Net current assets of discontinued operations (e)                        -                        -
         Net non-current assets of discontinued operations                   54,023                        -
         Due from ICG                                                       137,762                  113,420
                                                                    --------------------     ------------------
           Total assets                                              $      679,749                  929,818
                                                                    ====================     ==================

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)       Business Units (continued)

          (a) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net, and share of net losses of equity investees, or simply, revenue less operating costs and selling, general and administrative expenses. EBITDA is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history, the successful execution of the Company's new strategy of offering enhanced network services to Internet service providers ("ISPs"), ICG Telecom and other telecommunications providers and lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months and six months ended June 30, 1998 and 1999 represent the consolidated operating results of the Company and its subsidiaries. See the unaudited condensed consolidated financial statements of the Company for the three months and six months ended June 30, 1999 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     ICG Services, Inc. ("ICG Services" or the "Company") was formed on January 23, 1998 and is a wholly owned subsidiary of ICG. The Company's Leasing Services and Network Services operations are currently conducted through its two operating subsidiaries, ICG Equipment, Inc. ("ICG Equipment") and ICG NetAhead, Inc. ("NetAhead") (formerly NETCOM On-Line Communication Services, Inc. ("NETCOM")).

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

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. ICG Equipment has applied for, and received or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the terms of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the time of the purchase. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 and the six months ended June 30, 1999, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At June 30, 1999, ICG Equipment had approximately $437.5 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $149.1 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in

Atlanta, Georgia ("MindSpring"), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the six months ended June 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA losses of $(31.0) million, $(9.4) million and $(14.7) million, respectively. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 236 points of presence ("POPs") serving approximately 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, NetAhead entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses are offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and six months ended June 30, 1999, the Company applied $3.8 million and $10.5 million, respectively, of deferred proceeds to the network capacity agreement with MindSpring.

     Additionally, NetAhead provides network capacity and enhanced data services to ISPs, ICG Telecom and other telecommunications providers, as required. In December 1998, ICG announced plans to offer several new network services to its business and ISP customers by utilizing ICG's and, consequently, NetAhead's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows ICG to provide modem access at its own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to ICG, allows ICG to act as an aggregator of ISP traffic. Currently, NetAhead participates in offering RAS by providing radius routing and proxy services at the modem bank connected to ICG Telecom's or another telecommunications provider's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. NetAhead also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, NetAhead monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and expects to extend such services offerings to other ISPs in the future. In June 1999, ICG entered into a five-year agreement with Qwest Communications Corporation ("Qwest"), whereby Qwest has agreed to purchase 100,000 RAS circuits from ICG. ICG expects to install a minimum of 80,000 of Qwest's RAS circuits by September 30, 1999, with the remaining 20,000 RAS circuits to be installed prior to June 29, 2000. In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in 230 major cities in the United States, which cities account for more than 90% of the commercial long distance market. ICG Telecom carries the IP traffic over NetAhead's nationwide data network and terminates a large portion of the traffic via NetAhead's POPs. NetAhead charges ICG Telecom for calls carried and terminated on NetAhead's network. ICG and NetAhead together plan to begin offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by ICG Telecom at the customers' premises and in ICG
Telecom's central offices, IAS will provide expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings will be carried over NetAhead's network. NetAhead's network will also be utilized by ICG Telecom in offering peering services to its ISP customers, in which service offerings ICG Telecom will become the general backbone provider for its customers. Additionally, NetAhead intends to provide other enhanced network services as demand warrants.

     In March 1999, ICG entered into an agreement with NorthPoint Communications, Inc., a data competitive local exchange carrier based in San Francisco, California ("NorthPoint"), which designates NorthPoint as ICG's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of ICG's DSL traffic will be routed by NorthPoint to NetAhead's asynchronous transfer mode ("ATM") switches and transported by NetAhead either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. ICG expects to purchase a minimum of 75,000 digital subscriber lines from NorthPoint during the term of the agreement. NetAhead has not finalized its arrangements with ICG Telecom regarding pricing and volume of services required by NetAhead in order for ICG Telecom to perform under its agreement with NorthPoint and meet the needs of its customers, although the Company believes this agreement will expand the current operations of NetAhead.

     The Company has and will continue to enter into agreements with ICG Telecom to provide network services at negotiated rates. Management believes that all such arrangements contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 1999, 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs and other telecommunications providers, and while ICG Telecom and NetAhead believe the Internet services market sector will benefit from these new services, there is no assurance that ICG Telecom and NetAhead will be able to successfully deploy and market its new services efficiently, or at all, or obtain and retain new customers in a competitive marketplace. In the event that ICG Telecom fails to successfully deploy its new services utilizing NetAhead's network, demands a lower volume of network capacity services than originally anticipated or is unable to adequately compensate NetAhead for services provided or to be provided, NetAhead will market its services solely to unrelated third parties.

     The Company may acquire telecommunications and related businesses that complement ICG's business strategy to offer a wide array of telecommunications and related services primarily to communications-intensive business customers. Additionally, the Company may acquire businesses from ICG which ICG currently owns and operates. Any further acquisitions would be primarily through the use of cash on hand and the proceeds from securities offerings and ICG Common Stock. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions. The Company's results of operations and financial condition will change as the operations of ICG Equipment and NetAhead become more significant and as it consummates acquisitions, if any.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, cost of services and expenses, operating (loss) income and EBITDA as a percentage of the Company's revenue.

                                                           Three months ended June 30,                 Six months ended June 30,
                                                      ---------------------------------------  -------------------------------------
                                                            1998                 1999                 1998               1999
                                                      ------------------  -------------------  -----------------  ------------------
                                                         $         %          $         %          $         %       $         %
                                                     ----------  -------  ----------  -------  ----------- ----- ----------- -------
                                                                                         (unaudited)
                                                                                        (in thousands)
Statement of Operations Data:
 Revenue                                                  452      100       20,041      100        452      100    34,644      100
 Cost of services and expenses:
   Cost of services                                         -        -          848        4          -              1,434        4
   Selling, general and administrative expenses         1,015      224          447        2      1,504      333       836        3
   Depreciation                                           148       33       13,813       69        148       33    20,943       60
                                                     ----------  -------  ----------  -------  ----------- ----- ----------- -------
     Total cost of services and expenses                1,163      257       15,108       75      1,652      366    23,213       67
        Operating (loss) income                          (711)    (157)       4,933       25     (1,200)    (266)   11,431       33

 Other Data:
 Net cash provided by operating activities              4,647                 2,715               6,409              6,335
 Net cash used by investing activities                (54,113)             (147,136)            (68,236)           (16,515)
 Net cash provided (used) by financing activities     242,373                   153             533,842             (2,419)
 EBITDA (1)                                              (563)    (124)      18,746       94     (1,052)    (233)   32,374       93
 Capital expenditures of continuing operations (2)     50,113               229,175              52,236            296,989
 Capital expenditures of discontinued operations (2)    8,439                     -              14,948                  -

          (1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation, other expense, net and share of net losses of equity investees, or simply, operating
               (loss) income plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

          (2) Capital expenditures includes assets acquired under capital leases and excludes corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM.


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenue. The Company recorded revenue of approximately $0.5 million and $20.0 million for the three months ended June 30, 1998 and 1999, respectively. Revenue recorded on operating leases of property and equipment to ICG Telecom was $15.6 million for the three months ended June 30, 1999. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the three months ended June 30, 1998 and 1999, revenue earned on lease service fees was $0.5 million and $3.0 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the three months ended June 30, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $1.1 million. For the three months ended June 30, 1999, NetAhead generated revenue of approximately $0.3 million for RAS custom programming and IP network services provided to ICG. Revenue earned of $11.7 million for the three months ended June 30, 1999 under the Company's network capacity agreement with MindSpring has been offset by cost of services and selling, general and administrative expenses of $18.4 million incurred under the same agreement. This $6.7 million operating deficit has been equally offset by the recognition of $6.7 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM. The Company anticipates that revenue will increase substantially in future periods as the volume of ICG Equipment's operations increases and as NetAhead provides a greater volume of services to ICG, provides new services to MindSpring and obtains and generates revenue from new customers.

     Cost of services. Cost of services of $0.8 million for the three months ended June 30, 1999 consists of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services.

     Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were approximately $1.0 million and $0.4 million for the three months ended June 30, 1998 and 1999, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.6 million and $0.2 million, representing 44% and 45% of total SG&A expenses for the three months ended June 30, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses for the three months ended June 30, 1998 include increased professional fees due to the start-up and organization of the Company in early 1998. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases and as NetAhead commences new service offerings to ICG and MindSpring and obtains new customers.

     Depreciation. Depreciation increased $13.7 million, from $0.1 million for the three months ended June 30, 1998 to $13.8 million for the three months ended June 30, 1999. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the expansion of ICG Equipment's operations during the second half of 1998 and the six months ended June 30, 1999. The Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

     Interest expense. Interest expense increased $5.2 million, from $12.3 million for the three months ended June 30, 1998 to $17.5 million for the three months ended June 30, 1999, which includes $15.4 million of non-cash interest. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998 and the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998. The Company's interest expense will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash in 2003.

     Interest income. Interest income increased $0.7 million, from $6.3 million for the three months ended June 30, 1998 to $7.0 million for the three months ended June 30, 1999 and primarily represents net interest income from ICG of approximately $4.1 million during the three months ended June 30, 1999 for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company also earned interest on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes and the proceeds from the sales of the operations of NETCOM. The Company expects interest income to decline in future periods as the Company continues to invest its available cash balances in telecommunications equipment and other assets.

     Share of net losses of equity investees. The Company's share of net losses of equity investees for the three months ended June 30, 1999 consists of the Company's share of net income of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $2.8 million, offset by the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $2.8 million. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999.

     Loss from continuing operations. Loss from continuing operations improved $1.1 million, or 16%, from $6.7 million for the three months ended June 30, 1998 to $5.6 million for the three months ended June 30, 1999 due to the increase in revenue, offset by increases in depreciation and interest expense, as noted above. As the operations of ICG Equipment become more significant, the Company's loss from continuing operations will be increasingly impacted by the operating income of ICG Equipment.

     Loss from discontinued operations and net loss. For the three months ended June 30, 1998, loss from discontinued operations was $11.8 million, or 64% of the Company's net loss, and consists of the net loss of NETCOM. The Company sold the operations of NETCOM in February and March 1999.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue. The Company recorded revenue of approximately $0.5 million and $34.6 million for the six months ended June 30, 1998 and 1999, respectively. Revenue recorded on operating leases of property and equipment to ICG Telecom was $26.7 million for the six months ended June 30, 1999. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the six months ended June 30, 1998 and 1999, revenue earned on lease service fees was $0.5 million and $5.3 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the six months ended June 30, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $2.3 million. For the six months ended June 30, 1999, NetAhead generated revenue of approximately $0.3 million for RAS custom programming and IP network services provided to ICG. Revenue earned of $17.4 million for the six months ended June 30, 1999 under the Company's network capacity agreement with MindSpring has been offset by operating costs and selling, general and administrative expenses of $27.9 million incurred under the same agreement. This $10.5 million operating deficit has been equally offset by the recognition of $10.5 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM.

     Cost of services. Cost of services of $1.4 million for the six months ended June 30, 1999 consists of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services.

     Selling, general and administrative expenses. SG&A expenses were approximately $1.5 million and $0.8 million for the six months ended June 30, 1998 and 1999, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.6 million and $0.5 million, representing 42% and 58% of total SG&A expenses for the six months ended June 30, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses for the six months ended June 30, 1998 include increased professional fees due to the start-up and organization of the Company in early 1998.

     Depreciation. Depreciation increased $20.8 million, from $0.1 million for the six months ended June 30, 1998 to $20.9 million for the six months ended June 30, 1999. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead.

     Interest expense. Interest expense increased $16.9 million, from $16.2 million for the six months ended June 30, 1998 to $33.1 million for the six months ended June 30, 1999, which includes $30.4 million of non-cash interest. Interest expense is primarily attributable to the 10% Notes issued in February 1998 and the 9 7/8% Notes issued in April 1998.

     Interest income. Interest income increased $6.9 million, from $8.4 million for the six months ended June 30, 1998 to $15.3 million for the six months ended June 30, 1999 and primarily represents net interest income from ICG of approximately $10.0 million during the six months ended June 30, 1999 for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company also earned interest on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes and the proceeds from the sales of the operations of NETCOM.

     Gain on marketable trading securities, net of unrealized gains and losses. Gain on marketable trading securities, net of unrealized gains and losses of $0.4 million for the six months ended June 30, 1999 represents the net gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. The Company sold its investment in MindSpring in April 1999.

     Share of net losses of equity investees. The Company's share of net losses of equity investees of $1.3 million for the six months ended June 30, 1999 consists of the Company's share of net income of ICG Ohio LINX of $2.3 million, offset by the Company's share of net losses of ChoiceCom of $3.6 million.

     Loss from continuing operations. Loss from continuing operations improved $1.7 million, or 20%, from $9.0 million for the six months ended June 30, 1998 to $7.3 million for the six months ended June 30, 1999 due to increases in revenue and interest income, offset by increases in depreciation and interest expense, as noted above.

     Loss from discontinued operations and net loss. For the six months ended June 30, 1998, loss from discontinued operations was $28.4 million, or 76% of the Company's net loss, and consists of the net loss of NETCOM. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the six months ended June 30, 1999.

     Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the six months ended June 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds are recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

     The Company's growth has been funded through the proceeds from its 1998 debt financings (the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively) and the proceeds from the sales of the operations of NETCOM. As of June 30, 1999, the Company had current assets of $258.8 million, including $101.6 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $72.1 million, providing working capital of $186.7 million. The Company primarily invests excess funds in short-term, interest-bearing, investment-grade securities until such funds are used to fund the capital investments and operating needs of the Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Provided By Operating Activities

     The Company's operating activities provided $6.4 million and $6.3 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by operating activities is primarily due to losses from continuing operations, which are more than offset by changes in working capital items and non-cash expenses, such as deferred interest expense and depreciation.

     The Company does not expect to generate significant cash flows from operating activities while the Company continues to expand its operations. Consequently, the Company does not anticipate that cash provided by the operations of ICG Equipment alone will be sufficient to fund operating activities, including the operations of NetAhead, in the near term. The Company anticipates that cash used by operating activities will improve when the Company expands leasing operations under ICG Equipment and increases revenue from services offered by NetAhead to ICG and to customers other than MindSpring, any of which may not occur.

Net Cash Used By Investing Activities

     The Company's investing activities used $68.2 million and $16.5 million for the six months ended June 30, 1998 and 1999, respectively. Net cash used by investing activities for the six months ended June 30, 1998 includes the acquisition of property, equipment and other assets and the purchase of short-term investments available for sale. Net cash used by investing activities for the six months ended June 30, 1999 includes the acquisition of property, equipment and other assets of $290.8 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of long-term investments of $10.0 million, offset by the sales of the operations of NETCOM of $252.9 million and the proceeds from the sale of short-term investments and marketable securities of $66.5 million. The Company will continue to use cash in 1999 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of NetAhead's operations and, potentially, for acquisitions. The Company acquired assets under capital leases of $6.2 million during the six months ended June 30, 1999.

Net Cash Provided (Used) By Financing Activities

     The Company's financing activities provided $533.8 million and used $2.4 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 1998 includes net proceeds from the private placement of the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively, proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January 1998) and proceeds from the exercise of NETCOM stock options. For the six months ended June 30, 1999, the Company's financing activities consist of principal payments on capital leases and deferred financing and lease administration costs.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the option of the Company (10.5% on August 12, 1999). Quarterly repayments commence
September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan, which is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option (10.125% on August 12, 1999). Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005. The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option.

     As of June 30, 1999, the Company had an aggregate accreted value of approximately $624.2 million outstanding under the 10% Notes and the 9 7/8% Notes. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of June 30, 1999, the Company had $9.6 million of capital lease obligations and $33.1 million of other indebtedness outstanding. With respect to senior indebtedness outstanding on June 30, 1999, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness or obtain additional funds, and if the Company is unable to effect such refinancing or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations were $52.2 million and $297.0 million for the six months ended June 30, 1998 and 1999, respectively. The Company anticipates that the expansion of the Company's businesses will require capital expenditures of approximately $156.0 million for the remainder of 1999. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, and the availability of equity, debt and lease financing.

     Management believes that the Company's cash on hand and amounts expected to be available through cash flows from operations, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand ICG Equipment's and NetAhead's businesses and to fund its operating deficits as currently planned. Changes in the Company's business plan may require additional sources of cash which may be obtained through public and private debt financings, capital leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital and operating needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

Year 2000 Compliance

     As a wholly owned subsidiary of ICG, the Company's Year 2000 compliance plan is embedded within ICG's Year 2000 compliance plan for its consolidated operations. It is not practicable for ICG to address the state of Year 2000 readiness, compliance costs, risks or contingency plans of the Company, or for any other legal entity on a stand-alone basis, as ICG's plan was designed to resolve Year 2000 compliance issues for all entities combined, which is the most cost-effective manner. Moreover, as a result of the Company's and ICG's shared management and administrative personnel and ICG Equipment's and NetAhead's dependence upon the continuing successful operations of ICG Telecom, evaluating the Company's plan for Year 2000 compliance on a stand-alone basis is not meaningful. Accordingly, the following paragraphs describe ICG's plan for addressing Year 2000 compliance issues, of which the issues facing the Company are an integral part.

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

Strategy

     ICG's approach to addressing the potential impact of Year 2000 compliance issues is focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, ICG has developed a four-phase plan which it is applying to each functional category of ICG's computer systems and components. Each of ICG's computer systems, software applications and other electronics containing date-sensitive embedded technology is included within one of the following four functional categories:

     o Networks and Products, which consists of all components whether hardware, software or embedded technology used directly in ICG's operations, including components used by ICG's circuit and data switches and collocations and telecommunications products;

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

     For each of the categories described above, ICG is applying the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

     o    Phase I - Assessment
          During this phase, ICG's technology staff performed an inventory of all components currently in use by ICG. Based upon this inventory, ICG's business executives and technology staff jointly classified each component as a "high," "medium" or "low" priority item, determined primarily by the relative importance that the particular component has to ICG's normal business operations, the number of people internally and externally which would be affected by any failure of such component and the interdependence of such component with other components used by ICG that may be of higher or lower priority.

          Based upon such classifications, ICG's business executives and information technology staff jointly set desired levels of Year 2000 readiness for each component inventoried, using the following criteria, as defined by ICG:

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

          The Company has completed all areas of Phase I.

     o    Phase II - Remediation
          During this phase, ICG is developing and executing a remediation plan for each component based upon the priorities set in Phase I. Remediation may include component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions as deemed necessary or appropriate.

     o    Phase III - Testing

          During this phase, ICG is performing testing sufficient to confirm that the component meets the desired state of Year 2000 readiness. This phase consists of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o    Phase IV - Implementation

          During the last phase,  ICG is  implementing  each act of  remediation developed and tested for each component, as well as implementing adequate controls to ensure that future upgrades and changes to ICG's computer systems, for operational reasons other than Year 2000 compliance, do not alter ICG's Year 2000 state of readiness.

Current State of Readiness

     ICG has either already completed or has commenced all of the phases within its Year 2000 compliance strategy for each of its functional system categories, as shown by the table set forth below. Since ICG has not waited until the completion of a phase for all functional category components together before commencing the next phase, the information set forth below represents only a general description of the phase status for each functional category. For systems and products which the Company intends to abandon or replace prior to January 1, 2000, the Company has currently terminated all Year 2000 compliance efforts.

------------------------------- ----------------------------------------------------------------------------------------------
                                                                            Phase
------------------------------- ----------------------------------------------------------------------------------------------
                                          I                      II                     III                      IV
System and Level of Priority         Assessment             Remediation               Testing              Implementation
------------------------------- ----------------------------------------------------------------------------------------------
Networks and Products
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                 Complete               Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
IT Systems
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               In progress             In progress             In progress
                                                       To complete Q3 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               In progress             In progress             In progress
                                                       To complete Q3 1999     To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
Building and Facilities
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                In progress             In progress
                                                                               To complete Q3 1999     To complete Q3 1999
------------------------------- ---------------------- -----------------------------------------------------------------------
     Medium                     Complete                                  Based on the results of Phase I,
                                                                    Further remediation not considered necessary
------------------------------- ---------------------- -----------------------------------------------------------------------
     Low                        Complete                                  Based on the results of Phase I,
                                                                    Further remediation not considered necessary
------------------------------- ---------------------- -----------------------------------------------------------------------
Office Equipment
------------------------------- ----------------------------------------------------------------------------------------------
     High                       Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Medium                     Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------
     Low                        Complete               Complete                Complete                Complete
------------------------------- ---------------------- ----------------------- ----------------------- -----------------------

Costs

     ICG expenses all incremental costs to ICG associated with Year 2000 compliance issues as incurred. Through June 30, 1999, such costs incurred were approximately $1.1 million, consisting of approximately $0.6 million of replacement hardware and software and approximately $0.5 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. ICG has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs ICG believes has not exceeded $0.5 million through June 30, 1999. ICG expects that total future incremental costs of Year 2000 compliance efforts will be approximately $3.8 million, consisting of $2.3 million in consulting fees, $1.5 million in replacement hardware and software and other miscellaneous costs. These anticipated costs have been included in ICG's fiscal 1999 budget and represent approximately 4% of ICG's budgeted expenses for information technology through fiscal 1999. Such cost estimates are based upon presently available information and may change as ICG continues with its Year 2000 compliance plan. ICG intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

     While ICG is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which ICG primarily relies were developed with current state-of-the-art technology and, accordingly, ICG's four-phase approach has demonstrated that many of its high-priority systems do not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met ICG's desired level of Year 2000 readiness, ICG is using its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur. For components that have not met ICG's desired level of readiness, ICG will develop a specific contingency plan to determine the actions ICG would take if such component failed.

     ICG believes that a reasonably likely worst case scenario of a Year 2000 compliance failure could include the temporary failure of a minimal number of operating systems, despite ICG's execution and satisfactory completion of its comprehensive Year 2000 compliance plan. However, under this scenario, ICG also believes that any such failed systems or components would be fully recovered within a short period subsequent to failure and, accordingly, ICG does not expect to experience any significant or long term operational disruption as a result of the failure of any systems or components directly within ICG's control.

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

     The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short term investment objectives are safety, liquidity and yield, in that order. As of June 30, 1999, the Company had approximately $101.6 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 4.82% for the six months ended June 30, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at June 30, 1999 of approximately $0.2 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At June 30, 1999, the Company's indebtedness included $624.2 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

     On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of August 13, 1999, the Company had $80.0 million outstanding under the Senior Facility.

Equity Price Risk

     On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded a gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the six months ended June 30, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

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

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          See Note 7 to the Company's unaudited condensed consolidated financial statements for the quarterly period ended June 30, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)     Exhibits.

                  (10)     Material Contracts.

                           10.1: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P.

                           10.2: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

                           10.3: Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank PLC, as Co-Documentation Agents.

                           10.4: Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

                  (27)     Financial Data Schedule.

                           27.1: Financial Data Schedule of ICG Services, Inc. for the Six Months Ended June 30, 1999.

          (B)     Reports on Form 8-K.

                  None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS


10.1: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P.

10.2: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

10.3: Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank PLC, as Co-Documentation Agents.

10.4: Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

27.1: Financial Data Schedule of ICG Services, Inc. for the Six Months Ended June 30, 1999.

                                  EXHIBIT 10.1

   Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among
                  TriNet Realty Capital, Inc. and ICG 161, L.P.

                                  EXHIBIT 10.2

Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG
         Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc.

                                  EXHIBIT 10.3

Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal
  Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America,
            N.A. and Barclays Bank PLC, as Co-Documentation Agents.

                                  EXHIBIT 10.4

  Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent.

                                  EXHIBIT 27.1

     Financial Data Schedule of ICG Services, Inc. for the Six Months Ended
                                 June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1999.



                                   ICG SERVICES, INC.





Date:  August 13, 1999        By:  /s/ Harry R. Herbst
                                   ---------------------------------------------
                                   Harry R. Herbst, Executive Vice President
                                   and Chief Financial Officer (Principal
                                   Financial Officer)






Date:  August 13, 1999        By:  /s/ John V. Colgan
                                   ---------------------------------------------
                                   John V. Colgan, Vice President of Finance
                                   and Controller (Principal Accounting Officer)