Form 10-Q
period 1999-09-30
ICG SERVICES INC
filed 1999-11-12
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended September 30, 1999

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

     On November 12, 1999, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I ........................................................................3
   ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .....................3
               Consolidated Balance Sheets as of December 31, 1998 and
                  September 30, 1999 (unaudited)...............................3
              Consolidated Statements of Operations (unaudited) for the
                  Three Months and Nine Months Ended September 30, 1998
                  and 1999.....................................................5
              Consolidated Statement of Stockholder's Equity (unaudited)
                  for the Nine Months Ended September 30, 1999 ................6
              Consolidated Statements of Cash Flows (unaudited) for the
                  Nine Months Ended September 30, 1998 and 1999 ...............7
              Notes to Consolidated Financial Statements, December 31,
                  1998 and September 30, 1999 (unaudited) .....................9
   ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ......................................18
   ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....30

PART II ......................................................................32
   ITEM 1.    LEGAL PROCEEDINGS ..............................................32
   ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS ......................32
   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES ................................32
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............32
   ITEM 5.    OTHER INFORMATION ..............................................32
   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K  ..............................32
              Exhibits .......................................................32
              Reports on Form 8-K ............................................32

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
              December 31, 1998 and September 30, 1999 (unaudited)


                                                                          December 31,          September 30,
                                                                              1998                  1999
                                                                        ------------------     ----------------
    Assets                                                                          (in thousands)

    Current assets:
       Cash and cash equivalents                                         $    114,380                 40,899
       Short-term investments available for sale                               41,000                 19,383
       Receivables:
          Network services, including amounts due from ICG
             (note 6)                                                               -                  7,912
          Leasing services, due from ICG (note 6)                               7,753                 56,447
          Due from ICG (note 6)                                               137,762                145,736
                                                                        -----------------      ----------------
                                                                              145,515                210,095
                                                                        -----------------      ----------------

       Inventory                                                                    -                     70
       Prepaid expenses and deposits                                               20                    714
                                                                        -----------------      ----------------

          Total current assets                                                300,915                271,161
                                                                        -----------------      ----------------

    Property and equipment (note 6)                                           301,969                682,722
       Less accumulated depreciation                                           (4,064)               (44,807)
                                                                        -----------------      ----------------
          Net property and equipment                                          297,905                637,915
                                                                        -----------------      ----------------

    Restricted cash                                                                 -                  1,020
    Investments in restricted and exchangeable preferred stock
       (note 4)                                                                     -                 11,000
    Investments, accounted for under the equity method (note 4)                10,179                 44,465
    Deferred financing and lease administration costs, net of
       accumulated amortization of $1.5 million and $3.2 million at
       December 31, 1998 and September 30, 1999, respectively                  16,727                 21,305
    Other assets                                                                    -                    769
    Net non-current assets of discontinued operations (note 3)                 54,023                      -
                                                                        -----------------      ----------------

       Total assets (note 8)                                               $  679,749                987,635
                                                                        =================      ================
                                                                                                   (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES


                                                                              December 31,         September 30,
                                                                                  1998                  1999
                                                                           -------------------    -----------------
Liabilities and Stockholder's Equity                                                   (in thousands)

Current liabilities:
   Accounts payable, including amounts due to ICG (note 6)                 $      28,840                 28,244
   Accrued liabilities                                                             1,309                 26,410
   Deferred gain on sale (note 3)                                                      -                  8,624
   Current portion of capital lease obligations                                        -                  2,373
   Net current liabilities of discontinued operations (note 3)                    22,328                      -
                                                                           -------------------    -----------------
       Total current liabilities                                                   52,477                 65,651
                                                                           -------------------    -----------------

Capital lease obligations, less current portion                                        -                  6,237
Long-term debt, net of discount (note 5)                                         594,617                752,373
Other long-term liabilities (note 6)                                                   -                  2,500
                                                                           -------------------    -----------------

       Total liabilities                                                         647,094                826,761
                                                                           -------------------    -----------------

Stockholder's equity:
   Common stock, $.01 par value, 1,000 shares  authorized;  10 shares
     issued and outstanding at December 31, 1998 and September 30, 1999                -                      -
   Additional paid-in capital                                                    207,798                150,621
   Retained (deficit) earnings                                                  (175,024)                10,253
   Accumulated other comprehensive loss                                             (119)                     -
                                                                           -------------------    -----------------
      Total stockholder's equity                                                  32,655                160,874
                                                                           -------------------    -----------------

Commitments and contingencies (notes 5 and 7)

        Total liabilities and stockholder's equity                         $     679,749                987,635
                                                                           ===================    =================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
         Three Months and Nine Months Ended September 30, 1998 and 1999


                                                              Three months ended                   Nine months ended
                                                                September 30,                        September 30,
                                                     ------------------------------------- ----------------------------------
                                                            1998               1999              1998             1999
                                                     ------------------- ----------------- ------------------ ---------------
                                                                                 (in thousands)

Revenue from network and leasing services, including
   services provided to ICG (notes 6 and 8)             $     3,104             32,844             3,556           67,488

Cost of services and expenses:
   Cost of services                                              -               1,116                 -            2,550
   Selling, general and administrative expenses,
      including amounts allocated from ICG (note 6)          1,255                 588             2,760            1,424
   Depreciation (note 8)                                       537              14,925               686           35,868
                                                     ------------------- ----------------- ------------------ ---------------
      Total cost of services and expenses                    1,792              16,629             3,446           39,842
                                                     ------------------- ----------------- ------------------ ---------------

      Operating income                                       1,312              16,215               110           27,646

Other (expense) income:
   Interest expense (note 8)                               (14,560)            (18,492)          (30,796)         (51,629)
   Interest income, including amounts earned from
      ICG (note 6)                                           7,996               5,215            16,406           20,497
   Other income, including realized gain on
      marketable trading securities, net of
      unrealized gains and losses                                -                   1                 -              440
                                                     ------------------- ----------------- ------------------ ---------------
                                                            (6,564)            (13,276)          (14,390)         (30,692)
                                                     ------------------- ----------------- ------------------ ---------------

(Loss) income from continuing operations before
   share of net earnings (losses)                           (5,252)              2,939           (14,280)          (3,046)
Share of net earnings (losses) of equity investees             187              (3,441)              187           (4,706)
                                                     ------------------- ----------------- ------------------ ---------------

Loss from continuing operations                             (5,065)               (502)          (14,093)          (7,752)
                                                     ------------------- ----------------- ------------------ ---------------

Loss from discontinued operations (note 3)                 (14,062)                  -           (42,436)               -
                                                     ------------------- ----------------- ------------------ ---------------

Extraordinary gain on sales of operations of NETCOM,
   net of income taxes of $6.4 million
   (note 3)                                                      -                   -                 -          193,029
                                                     ------------------- ----------------- ------------------ ---------------

   Net (loss) income                                    $  (19,127)               (502)          (56,529)         185,277
                                                     =================== ================= ================== ===============

Other comprehensive loss - foreign currency
     translation adjustment                                   (118)                  -              (194)               -
                                                     ------------------- ----------------- ------------------ ---------------

      Comprehensive (loss) income                       $  (19,245)               (502)          (56,723)         185,277
                                                     =================== ================= ================== ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

           Consolidated Statement of Stockholder's Equity (unaudited)
                      Nine Months Ended September 30, 1999


                                                                                                     Accumulated
                                                  Common stock        Additional      Retained          other            Total
                                               --------------------     paid-in       (deficit)     comprehensive    stockholder's
                                               Shares     Amount        capital       earnings          loss             equity
                                               -------- -----------  -------------- -------------- ---------------- ---------------
                                                                                 (in thousands)

Balances at January 1, 1999                         -   $       -       207,798         (175,024)        (119)            32,655
   Reversal of foreign currency translation
     adjustment (note 3)                            -           -             -                -          119                119
   Excess of book value of net assets acquired
     over consideration paid                        -           -         3,899                -           -               3,899
   Excess of fair value of assets acquired over
     book value (note 6)                            -           -       (61,076)               -           -             (61,076)
   Net income                                       -           -             -          185,277           -             185,277
                                               ======== ===========  ============== ============== ================ ===============
Balances at September 30, 1999                      -   $       -       150,621           10,253           -             160,874
                                               ======== ===========  ============== ============== ================ ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Cash Flows (unaudited)
                  Nine Months Ended September 30, 1998 and 1999


                                                                                       Nine months ended September 30,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)
Cash flows from operating activities:
      Net (loss) income                                                              $     (56,529)            185,277
      Loss from discontinued operations                                                     42,436                   -
      Extraordinary gain on sales of discontinued operations                                     -            (193,029)
      Adjustments  to  reconcile  net  (loss)  income  to net cash  provided  by operating activities:
         Recognition of deferred gain                                                            -             (17,376)
         Share of net (earnings) losses of equity investees                                   (187)              4,706
         Depreciation                                                                          686              35,868
         Interest expense deferred and included in long-term debt                           29,759              44,866
         Amortization of deferred financing costs included in interest expense               1,037               1,438
         Amortization of deferred lease administration costs included in
            selling, general and administrative expenses                                         -                 878
         Change in operating assets and liabilities:
             Receivables                                                                   (95,935)            (71,473)
             Inventory                                                                           -                 136
             Prepaid expenses and deposits                                                       -                (815)
             Accounts payable and accrued liabilities                                       36,784              (8,725)
                                                                                     ---------------     ----------------
                Net cash used by operating activities                                      (41,949)            (18,249)
                                                                                     ---------------     ----------------
Cash flows from investing activities:
      Acquisition of property, equipment and other assets                                 (123,757)           (379,713)
      Investment in equity investees                                                        (9,000)            (35,093)
      Investment in restricted preferred stock                                                   -             (11,000)
      Proceeds from sales of operations of NETCOM, net of cash included in sale                  -             252,881
      (Purchase) sale of short-term investments available for sale                         (41,000)             21,617
      Proceeds from sale of marketable trading securities, net of realized gain                  -              30,000
                                                                                     ---------------     ----------------
         Net cash used by investing activities                                            (173,757)           (121,308)
                                                                                     ---------------     ----------------
Cash flows from financing activities:
     Proceeds from issuance of common stock:
         Exercise of stock options                                                             341                   -
         Employee stock purchase plan                                                          132                   -
      Proceeds from issuance of long-term debt                                             550,574              80,000
      Deferred financing and lease administration costs                                    (17,589)             (6,264)
      Principal payments on capital lease obligations                                            -              (2,365)
      Principal payments on long-term debt                                                       -                (188)
                                                                                     ---------------     ----------------
          Net cash provided by financing activities                                         533,458              71,183
                                                                                     ---------------     ----------------

         Net increase (decrease) in cash and cash equivalents                              317,752             (68,374)
         Net cash used by discontinued operations                                             (473)             (5,107)
Cash and cash equivalents, beginning of period                                                   -             114,380
                                                                                     ===============     ================
Cash and cash equivalents, end of period                                             $     317,729              40,899
                                                                                     ===============     ================
                                                                                                             (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                                                                                       Nine months ended September 30,
                                                                                     ------------------------------------
                                                                                          1998                1999
                                                                                     ---------------     ----------------
                                                                                               (in thousands)

Supplemental disclosure of cash flows information of continuing operations:
   Cash paid for interest                                                            $           -               5,325
                                                                                     ===============     ================
   Cash paid for taxes                                                               $           -                1,140
                                                                                     ===============     ================
Supplemental  disclosure  of non-cash  investing  and  financing  activities  of continuing operations:
      Acquisition of corporate headquarters assets through the issuance of
          long-term debt                                                             $           -              33,077
                                                                                     ===============     ================
      Assets acquired under capital leases                                           $           -               6,190
                                                                                     ===============     ================

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              December 31, 1998 and September 30, 1999 (unaudited)


(1)       Organization and Nature of Business

          ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider ("ISP") located in San Jose, California ("NETCOM"), in a transaction accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

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

(2)       Significant Accounting Policies

          (a) Basis of Presentation

              These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

          During the nine months ended September 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expects to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $26.0

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)       Discontinued Operations (continued)

          million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds are recognized in the Company's statement of operations as the Company incurs cash operating losses under the network capacity agreement. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and nine months ended September 30, 1999, the Company applied $6.9 million and $17.4 million, respectively, of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to offset the costs of the network capacity agreement with MindSpring, which entirely offset the cost of the Company's operations under the agreement. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)       Investments

          On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint") which was converted into 555,555 shares of Class B common stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B shares have no voting rights and are ultimately convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company has accounted for its investment in NorthPoint under the cost method of accounting.

          On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the "ThinkLink Preferred Stock") of International ThinkLink Corporation ("ThinkLink"), or approximately 8% of the outstanding shares, for $1.0 million in cash. The ThinkLink Preferred Stock accrues dividends at an annual rate of 8% and is exchangeable into common stock of ThinkLink at any time. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company has accounted for its investment in ThinkLink under the cost method of accounting. Dividends on the ThinkLink Preferred Stock will be included in income when paid. ThinkLink is an Internet and enhanced services provider.

          Investments, accounted for under the equity method include the Company's 20% and 49% investments in ICG Ohio LINX, Inc. and ICG ChoiceCom, L.P., respectively.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)      Long-term Debt

         Long-term debt is summarized as follows:

                                                                       December 31,            September 30,
                                                                           1998                     1999
                                                                   ---------------------    ---------------------
                                                                                  (in thousands)

         Senior Facility with adjustable rate of interest due on
             scheduled maturity dates, secured by assets of ICG
             Equipment and NetAhead (a)                            $                -                 79,812
         9 7/8% Senior discount notes, net of discount                        266,918                286,898
         10% Senior discount notes, net of discount                           327,699                352,586
         Mortgage loan payable with adjustable rate of interest
             (14.77% at September 30, 1999) due in full on January
             31, 2013, secured bycorporate headquarters                             -                 33,077
                                                                   =====================    =====================
                                                                   $          594,617                752,373
                                                                   =====================    =====================

          (a)  Senior Facility

               On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead.

               As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option. At September 30, 1999, the $75.0 million term loan bears annual interest at LIBOR plus 3.5%, or 8.88%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At September 30, 1999, the Company had $74.8 million outstanding under the $75.0 million term loan.

               On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. At September 30, 1999, the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 8.51%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005.

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

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)       Long-term Debt (continued)

          The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations and the results of operations of ICG. On September 30, 1999, certain defined terms in the credit agreement for the Senior Facility were amended to ensure that ICG Services and ICG would remain in compliance with the financial covenants of the Senior Facility.

(6)       Related Party Transactions

          The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or its subsidiaries or invoices paid by the Company on behalf of ICG or its Restricted Subsidiaries are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. Management believes that all transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable terms. All such transactions are approved by the boards of directors of the Company and of ICG and are settled in cash on a quarterly basis.

          ICG charged approximately $2.5 million and $5.7 million for the three months and nine months ended September 30, 1998, respectively, and approximately $2.0 million and $37.6 million for the three months and nine months ended September 30, 1999, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $1.1 million and $1.7 million is included in the Company's selling, general and administrative expenses for the three months and nine months ended September 30, 1998, respectively, and approximately $0.2 million and $0.7 million is included in selling, general and administrative expenses for the three months and nine months ended September 30, 1999, respectively. The Company charged to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries approximately $116.1 million and $145.4 million for the three months and nine months ended September 30, 1998, respectively, and approximately $147.4 million and $417.0 million for the three months and nine months ended September 30, 1999, respectively. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheets. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statements of operations and was approximately $1.6 million for the three months and nine months ended September 30, 1998 and $3.9 million and $13.9 million for the three months and nine months ended September 30, 1999, respectively. Interest has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted
          Subsidiaries at 10% and 12 1/2% per annum for 1998 and 1999, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)       Related Party Transactions (continued)

          ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom for an aggregate purchase price of approximately $30.9 million and $45.7 million during the three months and nine months ended September 30, 1998, respectively, and approximately $45.5 million and $329.5 million during the three months and nine months ended September 30, 1999, respectively. Additionally, ICG Equipment entered into separate agreements to lease $30.9 million and $45.7 million during the three months and nine months ended September 30, 1998, respectively, and $18.4 million and $164.4 million, during the three months and nine months ended September 30, 1999, respectively, of telecommunications equipment to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. ICG Equipment recognized approximately $1.4 million for the three months and nine months ended September 30, 1998 and approximately $26.7 million and $53.4 million for the three months and nine months ended September 30, 1999, respectively, in revenue under its operating leases with ICG Telecom. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Equipment on or before 90 days from the purchase date. ICG Equipment submitted a request to ICG Telecom for independent appraisals of certain of the telecommunications equipment and fiber optic capacity purchased through June 30, 1999. The Company received the appraisals for certain transactions completed during fiscal 1998 and 1999 which determined the fair value of the purchased telecommunications equipment and fiber optic capacity exceeded the book value, and accordingly, the original purchase price, by $61.1 million. The Company has reflected the payment of the excess of fair value over the original purchase price as a reduction of equity in the accompanying consolidated financial statements.

          Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (12.25% at September 30, 1999), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. ICG Equipment places assets in service upon the commencement of the respective lease term. ICG Equipment recognized approximately $1.7 million and $2.2 million for the three months and nine months ended September 30, 1998, respectively, and approximately $4.4 million and $9.7 million for the three months and nine months ended September 30, 1999, respectively, of service fee revenue under this agreement. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $155.0 million at September 30, 1999. The Company begins depreciation on property and equipment at the time the assets are placed in service.

          In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM (prior to the disposition of the operations of NETCOM) and NetAhead and, accordingly, charges NETCOM and NetAhead for costs of any installation and recurring access to its network. For the three months and nine months ended September 30, 1998, NETCOM incurred approximately $0.5 million and $1.6 million, respectively, for installation and recurring local access charges from ICG Telecom, which are included in loss from discontinued operations in the accompanying consolidated financial statements. For the three months and nine months ended September 30, 1999, NETCOM and NetAhead together incurred approximately $1.2 million and $4.0 million, respectively, for installation and recurring local access charges from ICG Telecom, which is included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM, and in operating costs for those charges relating to NetAhead, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities, in the Company's consolidated financial statements for the nine months ended September 30, 1999. Conversely, NetAhead provides the use of its network to ICG Telecom in NetAhead's and ICG Telecom's joint service offerings. For the three months and nine

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)       Related Party Transactions (continued)

          months ended September 30, 1999, NetAhead recognized approximately $0.3 million and $0.6 million, respectively, of revenue from ICG Telecom for network services provided to ICG Telecom in conjunction with NetAhead's and ICG Telecom's joint service offerings of IP telephony services and other enhanced data services. Additionally, included in cost of services of NetAhead is approximately $0.3 million and $0.7 million for the three months and nine months ended September 30, 1999, respectively, for costs incurred by NetAhead associated with NetAhead's and ICG Telecom's joint service offerings of IP telephony services and other enhanced data services.

          Effective January 1, 1999, the Company purchased ICG's corporate headquarters building, land and improvements (the "Corporate Headquarters") and assumed the prior lessor's operating lease of the Corporate Headquarters assets to a subsidiary of ICG. For the three months and nine months ended September 30, 1999, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $1.3 million and $3.6 million, respectively, under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements. The Company received $2.5 million from the subsidiary as security deposit on the operating lease, which is included in other long-term liabilities in the Company's consolidated financial statements.

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

          The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $87.8 million at September 30, 1999.

          NETCOM, now NetAhead, is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)       Business Units

          The Company conducts transactions with external customers through the operations of its Network Services (NetAhead) and Leasing Services (primarily ICG Equipment). Direct and certain indirect costs incurred by ICG Services, Inc., the parent company, on behalf of Network Services and Leasing Services are allocated among those business units based on the nature of the underlying costs. The operations of Network Services are not considered to be significant for purposes of business segment reporting and, accordingly, are included with the remaining corporate subsidiaries of the Company which primarily hold securities.

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

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)      Business Units (continued)

                                                              Three months ended               Nine months ended
                                                                 September 30,                   September 30,
                                                       -------------------------------  -------------------------------
                                                            1998            1999            1998             1999
                                                       --------------- ---------------  --------------  ---------------
                                                                               (in thousands)
Revenue:
   Leasing Services                                     $      3,104          32,334           3,556           66,725
   All other                                                       -             510               -              763
                                                       =============== ===============  ==============  ===============
     Total revenue                                      $      3,104          32,844           3,556           67,488
                                                       =============== ===============  ==============  ===============

EBITDA (a):
   Leasing Services                                     $      3,034          32,094           3,213           66,146
   All other                                                  (1,185)           (954)         (2,417)          (2,632)
                                                       =============== ===============  ==============  ===============
     Total EBITDA                                       $      1,849          31,140             796           63,514
                                                       =============== ===============  ==============  ===============

Depreciation (b):
   Leasing Services                                     $        537          12,835             686           30,613
   All other                                                       -           2,090               -            5,255
                                                       =============== ===============  ==============  ===============
     Total depreciation                                 $        537          14,925             686           35,868
                                                       =============== ===============  ==============  ===============

Interest expense (b):
  Leasing Services                                      $          -           1,297               -            2,331
  All other                                                   14,560          17,195          30,796           49,298
                                                       =============== ===============  ==============  ===============
    Total interest expense                             $      14,560          18,492          30,796           51,629
                                                       =============== ===============  ==============  ===============

Capital expenditures of continuing operations (c):
  Leasing Services                                     $       71,521         77,542         123,757          366,274
  All other                                                         -         11,372               -           19,629
                                                       =============== ===============  ==============  ===============
    Total capital expenditures of continuing
      operations                                       $       71,521         88,914         123,757          385,903
                                                       =============== ===============  ==============  ===============


                                                                       December 31,            September 30,
                                                                           1998                    1999
                                                                    --------------------     ------------------
                                                                                  (in thousands)
      Total assets:
         Leasing Services                                            $      292,300                  672,785
         All other (d)                                                      195,664                  169,114
         Net current assets of discontinued operations (e)                        -                        -
         Net non-current assets of discontinued operations                   54,023                        -
         Due from ICG                                                       137,762                  145,736
                                                                    --------------------     ------------------
           Total assets                                              $      679,749                  987,635
                                                                    ====================     ==================

          (a) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net, and share of net earnings (losses) of equity investees, or simply, operating income plus depreciation. EBITDA is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)      Business Units (continued)

               is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

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

          (c)  Capital  expenditures  includes  assets  acquired  under  capital
               leases  and  excludes  corporate   headquarters  assets  acquired
               through the issuance of long-term debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's lack of operating history, the successful execution of the Company's new strategy of offering enhanced network services to Internet service providers ("ISPs"), ICG Telecom and other telecommunications providers and lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months and nine months ended September 30, 1998 and 1999 represent the consolidated operating results of the Company and its subsidiaries. See the unaudited condensed consolidated financial statements of the Company for the three months and nine months ended September 30, 1999 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

Company Overview

     ICG Services, Inc. ("ICG Services" or the "Company") was formed on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc. ("ICG"). The Company's Leasing Services and Network Services operations are currently conducted through its two operating subsidiaries, ICG Equipment, Inc. ("ICG Equipment") and ICG NetAhead, Inc. ("NetAhead") (formerly NETCOM On-Line Communication Services, Inc. ("NETCOM")).

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

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. ICG Equipment has applied for, and received or has pending, sales tax reseller certificates in all jurisdictions in which it conducts business. By purchasing assets through ICG Equipment, ICG Telecom defers sales tax on asset purchases over the terms of its leases with ICG Equipment, which sales tax would otherwise be paid in full by ICG Telecom at the time of the purchase. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 and the nine months ended September 30, 1999, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from and for ICG Telecom and leased the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At September 30, 1999, ICG
Equipment had approximately $476.5 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $155.0 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia ("MindSpring"), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the nine months ended September 30, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. For fiscal 1996, 1997 and 1998, NETCOM reported revenue of $120.5 million, $160.7 million and $164.6 million, respectively, and EBITDA losses of $(31.0) million, $(9.4) million and $(14.7) million, respectively. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 227 points of presence ("POPs") serving more than 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, NetAhead entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. Over the term of the one-year agreement, MindSpring is required to pay the Company a minimum of $27.0 million, although such minimum is subject to increase dependent upon network usage. In addition, the Company is receiving for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM, estimated to be approximately $10.0 million for the term of the agreement. Although the Company expects to generate cash operating losses under this agreement, any such losses are offset by the periodic recognition of approximately $26.0 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company does not expect to recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, are recognized in the Company's consolidated statement of operations as incurred. During the three months and nine months ended September 30, 1999, the Company applied $6.9 million and $17.4 million, respectively, of deferred proceeds to the network capacity agreement with MindSpring.

     Additionally, NetAhead provides network capacity and enhanced data services to ISPs, ICG Telecom and other telecommunications providers, as required. In December 1998, ICG announced plans to offer several new network services to its business and ISP customers by utilizing ICG's and, consequently, NetAhead's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. One of the services currently being offered is modemless remote access service ("RAS"). RAS, also known as managed modem service, allows NetAhead to provide modem access at ICG's own switch location, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. The benefits to ISPs, including reduced capital expenditures and the shift of network management responsibility from the ISPs to NetAhead, allows NetAhead to act as an aggregator of ISP traffic. In offering RAS, NetAhead provides radius routing and proxy services at the modem bank connected to ICG Telecom's or another telecommunications provider's local switch, which services are the authentication services necessary to validate and accurately route incoming call traffic to the ISP. NetAhead also provides transport services to deliver all Internet protocol ("IP") data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, NetAhead monitors the usage of each port and is responsible for the administration of all network repair and maintenance. The Company is currently offering Internet RAS services, or expanded originating services, to MindSpring and will begin providing such services offerings to other ISPs and telecommunications providers in the near term. In June 1999, ICG entered into a five-year agreement with Qwest Communications Corporation ("Qwest"), whereby Qwest has agreed to purchase 100,000 RAS ports from ICG. ICG has installed 60,000 of Qwest's RAS ports as of September 30, 1999, with the remaining 40,000

RAS ports to be installed prior to June 29, 2000. In August 1999, ICG signed a long-term contract with a large national ISP to provide 100,000 RAS ports to the ISP for a minimum five-year term. As of September 30, 1999, ICG had 100,000 of the RAS ports installed, including 83,000 ports previously providing local access services which were upgraded to accommodate RAS. In September 1999, ICG signed a three-year agreement with NetZero, Inc., a leading provider of free Internet access ("NetZero"), to deliver Internet RAS. Throughout the term of the agreement, ICG will install up to 100,000 RAS ports for NetZero. Service delivery is expected to begin in early 2000. Additionally, the Company signed an agreement in October 1999 with Microsoft Network, L.L.C. ("MSN") to provide Internet RAS to MSN for a three-year period. Under this agreement, MSN will purchase the use of a minimum of 150,000 RAS ports. The Company and ICG expect to install approximately 100,000 of these RAS ports by April 30, 2000 and the remaining 50,000 by October 2000. In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in 230 major cities in the United States, which cities account for more than 90% of the commercial long distance market. ICG Telecom carries the IP traffic over NetAhead's nationwide data network and terminates a large portion of the traffic via NetAhead's POPs. NetAhead charges ICG Telecom for calls carried and terminated on NetAhead's network. Additionally, ICG and NetAhead are together offering integrated access service ("IAS") which allows voice and data traffic to be carried on the same circuit. Through equipment installed by ICG Telecom at the customers' premises and in ICG Telecom's central offices, IAS provides expanded bandwidth for small to medium-sized business customers as an alternative to purchasing additional circuits. Data traffic, including Internet traffic, from IAS service offerings is carried over NetAhead's network. In March 1999, ICGentered into an agreement with NorthPoint Communications, Inc., a data competitive local exchange carrier based in San Francisco, California ("NorthPoint"), which designates NorthPoint as ICG's preferred digital subscriber line ("DSL") provider through June 1, 2001. A significant portion of ICG's DSL traffic will be routed by NorthPoint to NetAhead's asynchronous transfer mode ("ATM") switches and transported by NetAhead either to the ISP, via a point to point connection or via IP technology, or directly to the Internet, as required. ICG is required to purchase a minimum of 49,000 digital subscriber lines from NorthPoint during the term of the agreement. NetAhead has not finalized its arrangements with ICG Telecom regarding pricing and volume of services required by NetAhead in order for ICG Telecom to perform under its agreement with NorthPoint and meet the needs of its customers, although the Company believes this agreement will expand the current operations of NetAhead. Additionally, NetAhead intends to provide other enhanced network services as demand warrants.

     The Company has and will continue to enter into agreements with ICG Telecom to provide network services at negotiated rates. Management believes that all such arrangements contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs and other telecommunications providers, and while ICG Telecom and NetAhead believe the Internet services market sector will benefit from these new services, there is no assurance that ICG Telecom and NetAhead will be able to successfully deploy and market its new services efficiently, or at all, or obtain and retain new customers in a competitive marketplace.

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

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, cost of services and expenses, operating income and EBITDA as a percentage of the Company's revenue.

                                                                Three months ended                         Nine months ended
                                                                   September 30,                             September 30,
                                                      ------------------------------------     -------------------------------------
                                                            1998                1999                1998                  1999
                                                      ----------------    ----------------     ----------------     ----------------
                                                          $        %          $        %           $       %            $       %
                                                      ---------  -----    ---------  -----     ---------  -----     --------- -----
                                                                                        (unaudited)
                                                                                       (in thousands)
Statement of Operations Data:
Revenue                                                3,104     100       32,844     100       3,556      100      67,488      100
Cost of services and expenses:
  Cost of services                                         -       -        1,116       3           -        -       2,550        4
  Selling, general and administrative expenses         1,255      41          588       2       2,760       78       1,424        2
  Depreciation                                           537      17       14,925      46         686       19      35,868       53
                                                    ----------  ------  ----------  -------  ----------- ------- ----------- -------
    Total cost of services and expenses                1,792      58       16,629      51       3,446       97      39,842       59
       Operating income                                1,312      42       16,215      49         110        3      27,646       41

Other Data:
Net cash used by operating activities                (48,358)             (25,584)            (41,949)             (18,249)
Net cash used by investing activities               (105,521)            (104,793)           (173,757)            (121,308)
Net cash (used) provided by financing activities        (384)              73,602             533,458               71,183
EBITDA (1)                                             1,849      59       31,140                 796       22      63,514
Capital expenditures of continuing operations (2)     71,521               88,914             123,757              385,903
Capital expenditures of discontinued operations (2)    5,021                    -              20,218                    -


(1) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net and share of net earnings (losses) of equity investees, or simply, operating income plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases and excludes corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM.


Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenue. The Company recorded revenue of approximately $3.1 million and $32.8 million for the three months ended September 30, 1998 and 1999, respectively. The increase in revenue relates primarily to the expansion of ICG Equipment's operations since June 30, 1998. Revenue recorded on operating leases of property and equipment to ICG Telecom was $1.4 million and $26.7 million for the three months ended September 30, 1998 and 1999, respectively. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the three months ended September 30, 1998 and 1999, revenue earned on lease service fees was $1.7 million and $4.4 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the three months ended September 30, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $1.3 million. For the three months ended September 30, 1999, NetAhead generated revenue of approximately $0.4 million for RAS custom programming and IP network services provided to ICG and other customers. Revenue earned of $11.2 million for the three months ended September 30, 1999 under the Company's network capacity agreement with MindSpring has been offset by cost of services and selling, general and administrative expenses of $18.1 million incurred under the same agreement. This

$6.9 million operating deficit has been equally offset by the recognition of $6.9 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM. The Company anticipates that revenue will increase substantially in future periods as the volume of ICG Equipment's operations increases and as NetAhead provides new services to MindSpring and obtains and generates revenue from new customers.

         Cost of services. Cost of services of $1.1 million for the three months ended September 30, 1999 consists of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services.

         Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses were approximately $1.3 million and $0.6 million for the three months ended September 30, 1998 and 1999, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $1.1 million and $0.2 million, representing approximately 85% and 33% of total SG&A expenses for the three months ended September 30, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses for the three months ended Septmeber 30, 1998 include increased professional fees due to the start-up and organization of the Company in 1998. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases and as NetAhead obtains new customers.

         Depreciation. Depreciation increased $14.4 million, from $0.5 million for the three months ended September 30, 1998 to $14.9 million for the three months ended September 30, 1999. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the expansion of ICG Equipment's operations since June 30, 1998. The Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

         Interest expense. Interest expense increased $3.9 million, from $14.6 million for the three months ended September 30, 1998 to $18.5 million for the three months ended September 30, 1999, which includes $15.9 million of non-cash interest. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999. The Company's interest expense has and will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash in 2003.

         Interest income. Interest income decreased $2.8 million, from $8.0 million for the three months ended September 30, 1998 to $5.2 million for the three months ended September 30, 1999 and primarily represents net interest income from ICG of approximately $1.6 million and $3.9 million during the three months ended September 30, 1998 and 1999, respectively, for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The decrease in interest income is attributable to the decrease in cash, cash equivalents and short-term investments as the Company invests available cash balances in telecommunications equipment and other assets.

         Other income, including realized gain on marketable trading securities, net of unrealized gains and losses. Other income, including realized gain on marketable trading securities, net of unrealized gains and losses for the three months ended September 30, 1999, represents miscellaneous other income.

         Share of net earnings (losses) of equity investees. The Company's share of net earnings (losses) of equity investees decreased $3.6 million, from net earnings of $0.2 million for the three months ended September 30, 1998 to net losses of $3.4 million for the three months ended September 30, 1999. The Company's share of net losses of equity investees for the three months ended September 30, 1999 consists of the Company's share of net losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $0.7 million and the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $2.7 million. For the three months ended September 30, 1998, share of net earnings (losses) of equity investees consists of the Company's share of net income of ICG Ohio LINX. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999.

         Loss from continuing operations. Loss from continuing operations improved $4.6 million, or 90%, from $5.1 million for the three months ended September 30, 1998 to $0.5 million for the three months ended September 30, 1999 primarily due to the increase in revenue, offset by increases in depreciation and interest expense, as noted above. As the operations of ICG Equipment become more significant, the Company's loss from continuing operations will be increasingly impacted by the operating income of ICG Equipment.

         Loss from discontinued operations and net loss. For the three months ended September 30, 1998, loss from discontinued operations was $14.1 million, or 74% of the Company's net loss, and consists of the net loss of NETCOM. The Company sold the operations of NETCOM in February and March 1999.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenue. The Company recorded revenue of approximately $3.6 million and $67.5 million for the nine months ended September 30, 1998 and 1999, respectively. The increase in revenue relates primarily to the expansion of ICG Equipment's operations since June 30, 1998. Revenue recorded on operating leases of property and equipment to ICG Telecom was $1.4 million and $53.4 million for the nine months ended September 30, 1998 and 1999, respectively. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the nine months ended September 30, 1998 and 1999, revenue earned on lease service fees was $2.2 million and $9.7 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the nine months ended September 30, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $3.6 million. For the nine months ended September 30, 1999, NetAhead generated revenue of approximately $0.8 million for RAS custom programming and IP network services provided to ICG and other customers. Revenue earned of $28.6 million for the nine months ended September 30, 1999 under the Company's network capacity agreement with MindSpring has been offset by operating costs and selling, general and administrative expenses of $46.0 million incurred under the same agreement. This $17.4 million operating deficit has been equally offset by the recognition of $17.4 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM.

         Cost of services. Cost of services of $2.6 million for the nine months ended September 30, 1999 consists of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services.

         Selling, general and administrative expenses. SG&A expenses were approximately $2.8 million and $1.4 million for the nine months ended September 30, 1998 and 1999, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $1.7 million and $0.7 million, representing approximately 60% and 50% of total SG&A expenses for the nine months ended September 30, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses for the nine months ended September 30, 1998 include increased professional fees due to the start-up and organization of the Company in 1998.

         Depreciation. Depreciation increased $35.2 million, from $0.7 million for the nine months ended September 30, 1998 to $35.9 million for the nine months ended September 30, 1999. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the expansion of ICG Equipment's operations since June 30, 1998.

         Interest expense. Interest expense increased $20.8 million, from $30.8 million for the nine months ended September 30, 1998 to $51.6 million for the nine months ended September 30, 1999, which includes $46.3 million of non-cash interest. Interest expense is primarily attributable to the 10% Notes issued in February 1998 and the 9 7/8% Notes issued in April 1998. The Company's interest expense has and will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash in 2003.

         Interest income. Interest income increased $4.1 million, from $16.4 million for the nine months ended September 30, 1998 to $20.5 million for the nine months ended September 30, 1999 and primarily represents net interest income from ICG of approximately $1.6 million and $13.9 million during the nine months ended September 30, 1998 and 1999, respectively, for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company also earned interest on invested cash balances from the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes and the proceeds from the sales of the operations of NETCOM.

         Other income including realized gain on marketable trading securities, net of unrealized gains and losses. Other income, including realized gain on marketable trading securities, net of unrealized gains and losses of $0.4 million for the nine months ended September 30, 1999 primarily includes the net gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. The Company sold its investment in MindSpring in April 1999.

         Share of net earnings (losses) of equity investees. The Company's share of net earnings (losses) of equity investees decreased $4.9 million, from net earnings of $0.2 million for the nine months ended September 30, 1998 to net losses of $4.7 million for the nine months ended September 30, 1999. The Company's share of net losses of equity investees for the nine months ended September 30, 1999 consists of the Company's share of net income of ICG Ohio LINX of $1.6 million, offset by the Company's share of net losses of ChoiceCom of $6.3 million. For the nine months ended September 30, 1998, share of the net earnings (losses) of equity investees consists of the Company's share of net income of ICG Ohio LINX.

         Loss from continuing operations. Loss from continuing operations improved $6.3 million, or 45%, from $14.1 million for the nine months ended September 30, 1998 to $7.8 million for the nine months ended September 30, 1999 primarily due to increases in revenue, offset by increases in depreciation and interest expense, as noted above.

         Loss from discontinued operations and net loss. For the nine months ended September 30, 1998, loss from discontinued operations was $42.4 million, or 75% of the Company's net loss, and consists of the net loss of NETCOM. Since the Company expected to report a gain on the disposition of NETCOM, the Company deferred the net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales and, accordingly, the Company reported no loss from discontinued operations of NETCOM for the nine months ended September 30, 1999.

         Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of the operations of NETCOM during the nine months ended September 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $26.0 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds are recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

Liquidity and Capital Resources

         The Company's growth has been funded through the proceeds from the issuance of the 10% Notes and the 9 7/8% Notes in February and April 1998, respectively, the Senior Facility completed in August 1999 and the sales of the operations of NETCOM. As of September 30, 1999, the Company had current assets of $271.2 million, including $60.3 million of cash, cash equivalents and short-term investments, which exceeded current liabilities of $65.7 million, providing working capital of $205.5 million. The Company primarily invests excess funds in short-term, interest-bearing, investment-grade securities until such funds are used to fund the capital investments and operating needs of the

Company's business. The Company's short term investment objectives are safety, liquidity and yield, in that order.

Net Cash Used By Operating Activities

         The Company's operating activities used $41.9 million and $18.2 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used by operating activities is primarily due to losses from continuing operations, in addition to changes in working capital items and non-cash expenses, such as recognition of deferred gain, deferred interest expense and depreciation.

         The Company does not expect to generate significant cash flows from operating activities while the Company continues to expand its operations. Consequently, the Company does not anticipate that cash provided by the operations of ICG Equipment alone will be sufficient to fund operating activities, including the operations of NetAhead, in the near term. The Company anticipates that cash used by operating activities will improve when the Company expands leasing operations under ICG Equipment and increases revenue from services offered by NetAhead to customers other than MindSpring, any of which may not occur.

Net Cash Used By Investing Activities

         The Company's investing activities used $173.8 million and $121.3 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used by investing activities for the nine months ended September 30, 1998 includes the acquisition of property, equipment and other assets, the purchase of short-term investments available for sale and the purchase of the Company's investment in ICG Ohio LINX. Net cash used by investing activities for the nine months ended September 30, 1999 includes the acquisition of property, equipment and other assets of $379.7 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of long-term investments of $11.0 million, offset by the sales of the operations of NETCOM of $252.9 million and the proceeds from the sale of short-term investments and marketable trading securities of $51.6 million. The Company will continue to use cash in 1999 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of NetAhead's operations and, potentially, for acquisitions. The Company acquired assets under capital leases of $6.2 million during the nine months ended September 30, 1999.

Net Cash Provided By Financing Activities

         The Company's financing activities provided $533.5 million and $71.2 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 1998 includes net proceeds from the private placement of the 10% Notes and the 9 7/8% Notes issued in February and April 1998, respectively, proceeds from purchases under NETCOM's employee stock purchase plan (which was dissolved in conjunction with NETCOM's merger with ICG in January 1998) and proceeds from the exercise of NETCOM stock options. For the nine months ended September 30, 1999, the Company's financing activities consist of the net proceeds from the Senior Facility, principal payments on capital leases and deferred financing and lease administration costs.

         On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement plus 2.5%, at the option of the Company. At September 30, 1999, the $75.0 million term loan bears annual interest at LIBOR plus 3.5%, or 8.88%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At September 30, 1999, the Company had $74.8 million outstanding under the $75.0 million term loan. On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. At September 30, 1999, the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 8.51%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005. The $25.0 million revolving line of credit is available through the maturity date of June 30, 2005 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as defined in the credit agreement, plus 2.125%, at the Company's option. The Company is required to pay commitment fees ranging from 0.625% to 1.375% for the unused portion of available borrowings under the Senior Facility.

         As of September 30, 1999, the Company had an aggregate accreted value of approximately $719.3 million outstanding under the 10% Notes, the 9 7/8% Notes and the Senior Facility. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of September 30, 1999, the Company had $8.6 million of capital lease obligations and $33.1 million of other indebtedness outstanding. With respect to fixed rate senior indebtedness outstanding on September 30, 1999, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007. Accordingly, the Company may have to refinance a substantial amount of indebtedness and obtain substantial additional funds prior to August 2003. The Company's ability to do so will depend on, among other things, its financial condition at the time, restrictions in the instruments governing its indebtedness, and other factors, including market conditions, beyond the control of the Company. There can be no assurance that the Company will be able to refinance such indebtedness or obtain additional funds, and if the Company is unable to effect such refinancing or obtain additional funds, the Company's ability to make principal and interest payments on its indebtedness would be adversely affected.

Other Cash Commitments and Capital Requirements

         The Company's capital expenditures of continuing operations, including assets acquired under capital leases, were $123.8 million and $385.9 million for the nine months ended September 30, 1998 and 1999, respectively. The Company anticipates that the expansion of the Company's businesses as currently planned will require capital expenditures of approximately $145.0 million for the remainder of 1999. In the event that ICG's and the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may require to expend capital resources earlier than expected to accommodate customer demands. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include the nature of future expansion and acquisition opportunities, economic conditions, competition, and the availability of equity, debt and lease financing.

         Management believes that the Company's cash on hand and amounts expected to be available through cash flows from operations, the Senior Facility, vendor financing arrangements and credit facilities will provide sufficient funds necessary for the Company to expand ICG Equipment's and NetAhead's businesses as currently planned and to fund its operations through 2000. Changes in the Company's business plan may require additional sources of cash which may be obtained through public and private debt or equity financings, capital leases and other financing arrangements. To date, the Company has been able to secure sufficient amounts of financing to meet its capital and operating needs. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. The failure to obtain sufficient amounts of financing could result in the delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's business.

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

Strategy

         ICG's approach to addressing the potential impact of Year 2000 compliance issues was focused upon ensuring, to the extent reasonably possible, the continued, normal operation of its business and supporting systems. Accordingly, ICG developed a four-phase plan which it applied to each functional category of ICG's computer systems and components. Each of ICG's computer systems, software applications and other electronics containing date-sensitive embedded technology was included within one of the following four functional categories:

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

     o Office Equipment, which consists of all office equipment with date -sensitive embedded technology.

         For each of the categories described above, ICG applied the following four-phase approach to identifying and addressing the potential impact of Year 2000 compliance issues:

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

     o        Phase II - Remediation
              During this phase, ICG developed and executed a remediation plan for each component based upon the priorities set in Phase I. Remediation included component upgrade, reprogramming, replacement, receipt of vendor and supplier certification or other actions which were deemed necessary or appropriate.

     o        Phase III - Testing
              During this phase, ICG performed testing sufficient to confirm that the component met the desired state of Year 2000 readiness. This phase consisted of: (i) testing the component in isolation, or unit testing; (ii) testing the component jointly with other components, or system testing; and (iii) testing interdependent systems, or environment testing.

     o        Phase IV - Implementation
              During the last phase,  ICG  implemented  each act of  remediation developed and tested for each component, as well as the implementation of adequate controls to ensure that future upgrades and changes to ICG's computer systems, for operational reasons other than Year 2000 compliance, would not alter ICG's Year 2000 state of readiness.

     ICG has completed all of the phases within its Year 2000 compliance plan for each of its functional system categories.

Costs

         ICG expenses all incremental costs to ICG associated with Year 2000 compliance issues as incurred. Through September 30, 1999, such costs incurred were approximately $2.0 million, consisting of approximately $0.6 million of replacement hardware and software and approximately $1.4 million of consulting fees and other miscellaneous costs of Year 2000 compliance reference and planning materials. ICG has also incurred certain internal costs, including salaries and benefits for employees dedicating various portions of their time to Year 2000 compliance issues, of which costs ICG believes has not exceeded $0.5 million through September 30, 1999. ICG expects total incremental costs of Year 2000 compliance efforts subsequent to September 30, 1999 to be approximately $0.6 million for consulting fees and other miscellaneous costs. All such costs incurred and expected to be incurred are included in ICG's fiscal 1999 budget. Budgeted expenses for Year 2000 compliance costs represent approximately 4% of ICG's total budgeted expenses for information technology for fiscal 1999. ICG intends to use cash on hand for Year 2000 compliance costs, as necessary.

Risk, Contingency Planning and Reasonably Likely Worst Case Scenario

         While ICG is heavily reliant upon its computer systems, software applications and other electronics containing date-sensitive embedded technology as part of its business operations, such components upon which ICG primarily relies were developed with current state-of-the-art technology and, accordingly, ICG's four-phase approach has demonstrated that many of its high-priority systems did not present material Year 2000 compliance issues. For computer systems, software applications and other electronics containing date-sensitive embedded technology that have met ICG's desired level of Year 2000 readiness, ICG is using its existing contingency plans to mitigate or eliminate problems it may experience if an unanticipated system failure were to occur.

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

         ICG views Year 2000 compliance as a process that is inherently dynamic and will change in response to changing circumstances. While ICG believes that through execution and satisfactory completion of its Year 2000 compliance strategy its computer systems, software applications and electronics are Year 2000 compliant, there can be no assurance until the Year 2000 occurs that all systems and all interfacing technology when running jointly will function adequately. Additionally, there can be no assurance that the assumptions made by ICG within its Year 2000 compliance strategy will prove to be correct, that the strategy will succeed or that the remedial actions implemented will be adequate to avoid system or component failures. In addition, disruptions with respect to the computer systems of vendors or customers, which systems are outside the control of ICG, could impair ICG's ability to obtain necessary products or services to sell to its customers. Disruptions of ICG's computer systems, or the computer systems of ICG's vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect on ICG's financial condition and results of operations.

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

         The Company  invests  primarily  in high grade  short-term  investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short term investment objectives are safety, liquidity and yield, in that order. As of September 30, 1999, the Company had approximately $60.3 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 3.19% for the three months ended September 30, 1999. A hypothetical 10% fluctuation in market rates of interest would cause a change in the fair value of the Company's investment in marketable securities at September 30, 1999 of approximately $0.1 million and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

         At September 30, 1999, the Company's indebtedness included $639.5 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

         On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of September 30, 1999, the Company had $79.8 million outstanding under the Senior Facility.

Equity Price Risk

         On February 17, 1999, the Company completed the sale of the domestic operations of NETCOM to MindSpring, in exchange for a combination of cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share, or $30.0 million, at the time of the transaction. Through April 16, 1999, the Company bore some risk of market price fluctuations in its investment in MindSpring. In order to mitigate the risk associated with a decrease in the market value of the Company's investment in MindSpring, the Company entered into a hedging contract. In April 1999, the Company sold its investment in MindSpring for net proceeds of approximately $30.4 million. The Company recorded a gain on its investment in MindSpring of approximately $0.4 million in its statement of operations for the nine months ended September 30, 1999. The hedging contract was terminated upon the sale of the common stock of MindSpring.

         On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint which was converted into 555,555 shares of Class B common stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares have no voting rights and are ultimately convertible on or after March 23, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time when the Company is permitted to liquidate its investment in NorthPoint.

         On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the "ThinkLink Preferred Stock") of International ThinkLink Corporation ("ThinkLink"), or approximately 8% of the outstanding shares, for $1.0 million in cash. The ThinkLink Preferred Stock is exchangeable into common stock of ThinkLink at any time and will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company will be subject to the effects of fluctuations in the fair value of the common stock of ThinkLink until such time when the Company may liquidate its investment in ThinkLink.

         Although changes in the fair market value of the common stock of NorthPoint and ThinkLink may affect the fair market value of the Company's investments in NorthPoint and ThinkLink and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

            See Note 7 to the Company's unaudited condensed consolidated financial statements for the quarterly period ended September 30, 1999 contained elsewhere in this Quarterly Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

            None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)  Exhibits.

           (10)   Material Contracts.

                  10.1: Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents.

           (27)   Financial Data Schedule.

                  27.1: Financial Data Schedule of ICG Services, Inc. for the Nine Months Ended September 30, 1999.

       (B)  Reports on Form 8-K.

            None.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS


10.1: Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents.

27.1: Financial Data Schedule of ICG Services, Inc. for the Nine Months Ended September 30, 1999.

                                  EXHIBIT 10.1

Amendment No. 1 to the Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents.

                                  EXHIBIT 27.1

    Financial Data Schedule of ICG Services, Inc. for the Nine Months Ended
                              September 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 1999.



                                       ICG SERVICES, INC.





Date:  November 12, 1999          By:  /s/ Harry R. Herbst
                                       -----------------------------------------
                                       Harry R. Herbst, Executive Vice President
                                       and Chief Financial Officer (Principal
                                       Financial Officer)






Date:  November 12, 1999          By:  /s/ John V. Colgan
                                       -----------------------------------------
                                       John V. Colgan, Senior Vice President of
                                       Finance and Controller (Principal
                                       Accounting Officer)