Form 10-K405
period 1999-12-31
ICG SERVICES INC
filed 2000-03-30
CIK 1060436

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       (Commission File Number 333-51037)

                               ICG SERVICES, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                                                                         84-1448147
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer Identification No.)

                           161 Inverness Drive West
                           Englewood, Colorado 80112
                        (888) 424-1144 or (303) 414-5000
  (Address of principal executive offices and registrant's telephone numbers, including area codes)

ICG Services, Inc. has no securities registered pursuant to Sections 12 (b) or 12 (g) of the Act.


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X      No
                                                 _____      _____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        On March 27, 2000 ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                               TABLE OF CONTENTS

PART I.......................................................................1
  ITEM 1.  BUSINESS..........................................................1
 Overview....................................................................1
      Industry...............................................................2
      Market Opportunity and Strategy........................................3
      Products Descriptions and Major Contracts..............................4
      Leasing Services.......................................................6
      Network and Facilities.................................................7
      Customers and Marketing................................................7
      Competition............................................................8
      Regulatory Activity....................................................8
      Financing Activities...................................................9
      Investments............................................................10
      Sale of Assets.........................................................11
      Employees..............................................................12
      Trademarks and Trade Names.............................................12
  ITEM 2.  PROPERTIES........................................................12
           ----------
  ITEM 3.  LEGAL PROCEEDINGS.................................................13
           -----------------

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
           ---------------------------------------------------
PART II......................................................................14
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           -------------------------------------------------
           STOCKHOLDER MATTERS............................................14
           ----------------------
  ITEM 6.  SELECTED FINANCIAL DATA...........................................14
           -----------------------
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS...............................17
           -----------------------------------
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           ----------------------------------------------
           MARKET RISK.......................................................27
           -----------
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................29
           -------------------------------------------
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURES..............................29
           ------------------------------------

PART III.....................................................................30
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................30
           ----------------------------------------------
  ITEM 11. EXECUTIVE COMPENSATION............................................31
           ----------------------
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT........................................................36
           ----------
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................37
           ----------------------------------------------
PART IV......................................................................40
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...40
           --------------------------------
      Financial Statements...................................................40
      Finacial Statement Schedules...........................................40
      Exhibits...............................................................40

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

     Unless the context otherwise requires, the term "Company" or "ICG Services" means the combined business operations of ICG Services, Inc. and its subsidiaries, including ICG NetAhead, Inc. (NetAhead) and ICG Equipment, Inc. (ICG Equipment). All dollar amounts are in U.S. Dollars. The Business section and other parts of this Report contain "forward-looking statements" intended to qualify as safe harbors from liability as provided for under the Private Securities Litigation Reform Act of 1985. These forward-looking statements can generally be identified as such because the context of the statement includes words such as "intends," "anticipates," "expects," "estimates," "plans," "believes" and other similar words. Similarly, statements that describe the Company's future plans, objectives or goals also are forward-looking statements. All forward-looking statements are subject to certain risks and uncertainties that could cause actual results or outcomes to differ materially from those currently anticipated. Factors that could affect actual results include, but are not limited to, the Company's ability to obtain financing necessary to fund its planned expansion, its dependence on increased traffic on the Company's facilities, the successful implementation of the Company's strategy of offering an integrated telecommunications package of wholesale and retail data services, the successful implementation of the Company's strategy to offer access to the Internet over emerging technologies, continued development of the Company's network infrastructure and actions of competitors and regulatory authorities.

ITEM 1.  BUSINESS
         --------

Overview

     The Company was formed on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc. (ICG). On January 21, 1998 ICG acquired NETCOM On-Line Communication Services, Inc. (NETCOM), and NETCOM was subsequently contributed by ICG to the Company. In February 1999, the Company sold certain of the operating assets and liabilities of NETCOM, but retained NETCOM's domestic Internet backbone assets. See "Sale of Assets." In January 1998, the Company formed ICG Equipment for the principal purpose of providing lease financing of telecommunications equipment and services to ICG Telecom Group, Inc. (ICG Telecom), a wholly owned subsidiary of ICG. In 1999, the vast majority of the Company's revenue was derived from ICG Equipment's leasing activities.

Enhanced Internet Access Services

     By retaining the NETCOM Internet backbone, the Company positioned itself to provide enhanced network data access services and data management to Internet service providers (ISPs), application service providers (ASPs) and other customers. The Company's network assets provide nationwide data services to
approximately 700 cities with 227 data points of presence (POPs).   During 1999,
the Company began to implement its "Gateway Strategy," which includes meeting demand for multiple access methods to the Internet (such as dial-up, wireless and digital subscriber lines) and to provide advanced network management and applications. The Company's current product offerings to the ISP and ASP markets include dial-up products such as primary rate interface (PRI), which is a product provisioned by ICG Telecom, remote access service (RAS) and Internet remote access service (IRAS), as well as broadband access services, including T1 and T3 connections.

     A focus of the Company's long-term strategy is to expand its national network and facilities, based upon anticipated demand under existing contracts. Network expansion will be undertaken through a combination of constructing owned facilities and entering into long-term fiber and capacity agreements with other telecom carriers. Network build-out is designed to support increased future capacity demands. At year end 1999, the Company's network and related facilities included:

 .         18,000 miles of long-haul broadband capacity under long-term leases;
 .         24 ATM switches (that deliver advanced voice, data and video services)
 .         16 frame relay switches;
 .         145 ISP customer collocation sites; and
 .         Voice over Internet Protocol (VoIP) network capability from most POP sites.

     During 1999, the Company took steps to streamline its business and focus on core operations. The Company sold non-core assets for net cash proceeds of approximately $282.9 million, including the Company's retail ISP customer business. See "Sale of Assets" The Company also centralized its provisioning process to maximize economies of scale and opened a new provisioning center in San Jose, California.

Equipment Leasing

     The Company's subsidiary, ICG Equipment, was established for the principal purpose of providing equipment financing of telecommunications equipment and services to ICG Telecom. This financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of inter-city network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

Industry

     The Internet access business in which the Company competes is growing at a substantial rate, driven in large part by new technologies. This market is expected to increase from approximately $18.0 billion in 1999 to over $48.0 billion in 2002, reflecting expanded market size as well as enhanced service offerings. Internet subscribers have grown dramatically in the past two years and are expected to continue rapid growth for the coming three years. Growth in Internet is expected to come in the form of dial-up modem access in the near-term to and transition to higher growth from emerging broadband access methods. Dial-up Internet access was estimated to increase from approximately 37 million users at year-end 1998 to approximately 43 million by year-end 1999. At the same time, broadband subscribers were expected to grow from 1.5 million to 3.1 million. Over the next three years, at year-end 2002, dial-up Internet accounts are forecast to increase another 15 percent to nearly 50 million while broadband subscribers are forecast to grow over 500 percent to 20 million. In addition, the number of users per household and the time connected to the Internet is expected to increase. (See Forrester Research, Inc. Reports from February and April
1999) More users and more time on the Internet are expected to create continued, rapid increase in the demand for ISP access ports nationwide.

Market Opportunity and Strategy

Geographical Expansion

     In order to meet its customers' needs and maximize traffic across its network, the Company intends to expand its footprint nationwide to deliver basic and enhanced data services on Company-owned facilities. The Company's objective is to supply communications infrastructure for its ISP customers while adding new systems to serve ASPs, a quickly emerging group of companies that deliver advanced communication services over the Internet.

     As the Company enters new markets, it is following a "smart build" network strategy. Consistent with this strategy, the Company plans to build-out its network to meet existing demand, while infrastructure and facilities are designed to support future demand. The Company's expansion into new markets is supported by existing three- to five- year term contracts for over 700,000 new Internet access ports.

Gateway Strategy

     The Company's growth in the near term will be related to the ISP segment. The Company is expanding its network to deliver a broad range of Internet access methods and to support enhanced data services to its customers both directly and by partnering with other companies. The Company jointly offers Internet access and data management services through a partnership with its affiliate, ICG Telecom. The Company intends to continue this partnership with ICG Telecom to offer a broad range of voice and data services to its customers. Geographical expansion is intended to be complemented with expanded product and service offerings as the Company seeks to provide a portfolio capable of supplying the telecommunications needs of its customers.

     The Company's Gateway Strategy includes offering multiple Internet access methods and more advanced network management features to ISP and ASP markets. As these customers seek to grow their businesses, they frequently require broad geographical coverage and more sophisticated facilities and network management capabilities, as well as the capability to connect their end-use customers to the Internet via dial-up or broadband methods.

     In order to capture market share in the fast-growing Internet market, the Company seeks to reach the end-user customer by partnering with third party providers as well as through direct marketing channels. The Company plans to introduce additional Internet access technologies as demand for new methods dictates. The Company also provides direct broadband connections to its customers through T1 lines delivering 1.5 megabits of data per second (Mbps) and T3 lines at 44.7 Mbps. By adding new broadband customers or migrating existing dial-up customers to broadband services, the Company can deliver additional value-added services and applications that increase customer satisfaction, increase the value of each customer and increase customer reliance on the Company.

Advanced Services

     New products and technologies under the Gateway Strategy include advanced network services such as managing content, providing applications and managing Internet traffic. Advanced applications are intended to be offered both directly through the Company and through partnerships with ICG Telecom and other application providers. The Company is adding computing power within its network to support these new services. For example, the Company is increasing the number of traffic servers on its network which will enable the Company to provide caching services for its customers. It is anticipated that these services will increase the download speed of data by as much as 30 percent and improve network efficiency. The Company has already established a relationship with a provider to deliver Unified Messaging on its network. Other services that the Company plans to introduce in 2000 include virus protection within ICG's network, reducing individual protection requirements for customers, and Virtual Private Networks (VPNs) and Virtual Private Dial-up Networks (VPDNs). These services combine the functionality of private networks and employ the far reach and cost effectiveness of the Internet.

     With deployment of application and content servers on its network, the Company anticipates offering its customers network infrastructure to support services such as web and e-mail hosting, video and voice streaming applications and other media applications. The Company plans to introduce these and other advanced services in 2001 and beyond. With its extensive network, the Company expects that it will be able to deliver these products nationwide, as they are developed, providing revenue opportunities for the Company and its ISP and ASP partners.

     During 2000, the Company intends to build a new on-line, web-based customer management center. This center will allow ISPs to retain control over service levels to their retail customers while at the same time outsourcing their network requirements to ICG. Service level alerts and on-line reporting and provisioning are expected to be a part of this initiative.

     Although several new applications are being added to the Company's network in 2000 and 2001, significant new revenue from these applications is not expected to contribute meaningfully until 2002 and beyond.

Product Descriptions and Major Contracts

Products and Services to ISP Customers

     During 1999, the Company provided wholesale network capacity and enhanced data services to ICG Telecom and other telecommunications providers. In late 1999, the Company began complementing ICG Telecom's PRI product with additional network services to ISPs, including RAS and IRAS. PRI, which is provisioned by ICG Telecom, has been the traditional product that allows an ISP to connect to its customer by utilizing the Company's local access network. The dial-up customer calls the ISP and the call is routed to the Company through the public telephone service network. Using ICG Telecom's switch network, the

Internet call is routed via a signal to the ISP remote access service modem bank, which is generally located at a collocation site provided by the Company. The ISP can either route the call to the Internet or to its network to terminate the call.

     To further support the ISP in its network needs, the Company, in conjunction with ICG, provisions the RAS product. RAS utilizes the Company's and ICG Telecom's switches and owned modem banks. This service provides modem access at either ICG Telecom's or the Company's switch location, eliminating the need for ISPs to deploy modems physically at each of its POPs. RAS is a "connect and send" approach, which enables the Company to act as an aggregator for ISP traffic while limiting the ISP's capital deployment. RAS service reduces the ISP's capital expenditures by eliminating the need for ISPs to purchase separate modems, and transfers a portion of its network management responsibilities to the Company. As of January 2000, ICG Telecom and the Company had contracted for the provision of approximately 200,000 RAS lines.

     The Company, again in conjunction with its partnership with ICG, also provides Internet RAS, or IRAS, which combines access, transport and routing services to deliver IP data packets either directly to the ISP or directly to the Internet bypassing the ISP. The Company estimates that more than 65 percent of all of its ISP traffic is routed directly to the Internet. IRAS enables regional or local ISPs to expand their geographical footprint outside their current physical locations without significant capital expenditures by carrying the ISP's out-of-region traffic on ICG's nationwide data network. As of January 2000, ICG Telecom and the Company were obligated under long-term contracts to deliver approximately 500,000 IRAS lines. Of a total of approximately 700,000 RAS and IRAS lines contracted for in 1999, 500,000 remained to be provisioned during 2000.

     The Company markets integrated packages of network services and enhanced services to ISPs through its subsidiary, NetAhead. NetAhead's services generally are not subject to utility regulation by federal and other governmental authorities. See "Regulatory Activity."

Significant Contracts

     In conjunction with the sale to of its subsidiary NETCOM to MindSpring Enterprises, Inc. (MindSpring) (see "Sale of Assets), NETCOM retained the domestic Internet backbone assets which, as of December 31, 1999 included 227 POPs serving approximately 700 cities nationwide. (The legal name of the Company's NETCOM subsidiary was subsequently changed to ICG NetAhead, Inc.) Commencing in the first quarter of 1999, NetAhead began to utilize these retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring. On February 17, 1999, NetAhead entered into an agreement to provide IRAS, dedicated Internet access and toll free service to MindSpring for a one-year period. Under the Agreement, NetAhead provides MindSpring with IRAS ports at a fixed fee in exchange for a minimum of $27 million. MindSpring utilizes the capacity under the RAS ports to provide Internet access to MindSpring's dial-up services customers. In addition, under this agreement NetAhead received for a one-year period 50 percent of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The MindSpring contract is currently operating under a 90-day extension that ends in May 2000, and discussions are ongoing between the Company and MindSpring to extend the business relationship beyond that time.

Leasing  Services

     ICG Equipment was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom. Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufactures, providers of intercity network facilities and ICG Telecom and the subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure.

     All leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment has engaged a third party to conduct independent appraisals of the assets ICG Equipment purchases from ICG Telecom. Such appraisals provide ICG Equipment with an independent evaluation of the fair value of the assets at the time of purchase, the estimated economic life of the various classes of assets and the estimated fair value of the assets at points in time during their economic life. ICG Equipment purchases assets at the request of ICG Telecom and, accordingly, maintains only a limited inventory of unleased assets on any date.

     All of ICG Equipment's leases with ICG Telecom are structured as operating leases, with non-cancelable initial terms ranging from two to 10 years. Although lease revenue is recognized from the date the assets are placed in service, lease payments are due and payable one year in arrears. Under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is also required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. The master lease agreements require ICG Telecom to insure the leased assets against casualty loss, to pay all related property, sales and other taxes and to maintain the assets in good operating condition.

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

     At December 31, 1999, ICG Equipment had $560.6 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $165.8 million of such assets intended for future lease to ICG Telecom, but not yet placed into service. Revenue from the Company's Leasing Services was approximately $93.7 million for the year ended December 31, 1999.

Network and Facilities

National Data Network

     The Company acquired an extensive data network as part of its acquisition of NETCOM in 1998. During 1999, the Company began providing Internet access services to Mindspring, ICG Telecom and other customers over its data network. To service its customers, the Company owns and operates a Tier I nationwide data network which at December 31, 1999 included public and private peering locations, 227 POPs, 16 frame relay switches and high-performance routers connecting a backbone of 24 leased ATM switches and 18,000 miles of leased long-haul fiber optic lines in the United States. The data network connects to major public Internet peering connections at MFS MAE East NAP (Washington, D.C.), MFS MAE West NAP (Santa Clara, California), PacBell NAP (San Jose, California), Sprint NAP (Newark, New Jersey) and Ameritech NAP (Chicago, Illinois). In addition, the Company has several private peering relationships with major ISPs. The network carries and will carry all IP data traffic associated with the Company's ISP business. The design and architecture of the physical network permits the Company to offer flexible, high-speed services to its customers.

     Customer service and monitoring of the Company's network facilities and infrastructure are provided 24 hours per day, seven days per week. ICG has two network monitoring centers. The center in Englewood, Colorado monitors and manages ICG's regional fiber networks and provides high-level monitoring of its local exchange switches and is also a back-up monitoring site for the Company's data network. The Company's center located in San Jose, California monitors and manages the data network facilities.

Planned Capacity Upgrades

     In order to meet the requirements of its growing customer base, the Company intends to increase the capacity of its national data network. During 2000, the Company plans to increase its data network capacity to OC-48, capable of carrying 2,488 megabits of data per second, 16 times the OC-3 capacity the Company had at year-end 1999. If required, the Company has an option to further increase capacity on its network by a factor of four, to OC-192, prior to year-end 2000. The Company also plans to install up to 36 new gigabit routers during 2000 to further increase the capacity and efficiency of its network.

Customers and Marketing

     The Company's major customers include ISPs, ASPs and other telecommunications customers. The Company's primary marketing strategies to these customers are to offer a broad range of data and infrastructure provider services at cost-effective rates. The Company markets its service offerings through direct sales to customers through sales agents. The Company has developed a dedicated internal sales channel that sells and markets ISP services. The Company is focused on improving its customer service and provisioning process, which is essential for attracting and retaining customers.

     Further, efforts are being made to increase customer satisfaction by improving the provisioning, billing and back office processes. With respect to provisioning, over the last year, the Company has increased its provisioning capacity and centralized the process in a new national provisioning center. During 1999, ICG also began implementing a new billing technology from Saville, PLC which the Company anticipates using in its business. The Company anticipates that this new system will enhance its collection capabilities and improve customer service by providing customers with reliable, easy to understand invoices.


Competition

     The Company operates in a highly competitive arena and expects that competition will continue to intensify as customers seek additional capacity to satisfy the continued growth of the Internet. In addition, numerous competitors, including major telecommunications carriers, are rapidly expanding their network capabilities in order to service the ISP industry. The Company believes that the primary competitive factors for the provision of network services are quality of service, network coverage, reliability, price, and product innovation.

     The Company's competitors in the Internet access market possess (or will possess) significant network infrastructure enabling them to provide ISPs with capacity and access to the Internet. The Company's primary competitors in this segment include Level 3, UUNet, Verio, Concentric, PSINet and Splitrock. While the Company believes that its network and products will enable it to compete in this industry sector, some of the Company's competitors have significantly greater market presence, brand recognition and financial, technical and personnel resources than the Company. In addition, the Company believes that new competitors with significant resources will enter this market and construct networks similar to the Company's networks. There can be no assurance that the Company will be able to compete effectively with these companies.

     While strong competition currently exists in all sectors of the industry, the Company believes that the demand for enhanced services will provide expanded opportunity for new providers such as the Company. There can be no assurance, however, that sufficient demand will exist for the Company's network services in its selected markets, that market prices will not dramatically decline or the Company will be successful in executing its strategy in time to meet new competitors, or at all.

Regulatory Activity

     Although, the Company is not currently subject to direct regulation by the Federal Communications Commission (FCC), it operates in a highly regulated industry. Therefore, changes in the regulatory environment relating to the Internet and other telecommunications services, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from the Regional Bell Operating Companies (RBOCs) or other telecommunication companies, could have a material adverse effect on the Company's financial position or results of operations.

     Various existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the Company must operate. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry generally, or on the Company particularly, can be predicted at this time. In addition, over the past several years both the federal and state governments have adopted new legislation and rules profoundly affecting the telecommunications industry. There is no assurance that changes in legislation or new legislation, and the regulations adopted by the FCC or state regulators pursuant to such legislation, will not have a material adverse impact on the Company.

Financing Activities

1999 Activities

     On August 12, 1999, two of the Company's subsidiaries, ICG Equipment and NetAhead, entered into a $200.0 million senior secured financing facility (Senior Facility) consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. At year end 1999, these subsidiaries had borrowed $80.0 million under the loans at interest rates ranging from LIBOR plus 3.125% to 3.5% or 9.35% to 9.67%. Quarterly repayments on the debt commence at various dates beginning September 30, 1999, with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit, and March 31, 2006 for the $75.0 million term loan. The terms of the Senior Facility provide customary limitations on the use of proceeds, additional indebtedness, investments, asset sales, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company, ICG Equipment and NetAhead are subject to certain financial covenants based on their results of operations. During 1999 and January 2000, certain defined terms in the credit agreement for the Senior Facility were amended to ensure that the Company and its subsidiaries would remain in compliance with the financial covenants of the Senior Facility.

Subsequent Activities

     During the first quarter of 2000, the Company signed letters of intent with its two biggest vendors, Lucent Technologies, Inc. (Lucent) and Cisco Systems, Inc. (Cisco) to obtain financing on future equipment purchases. The Company believes that these financing agreements, if consummated, will better enable the Company to fund its scheduled network expansion through the purchase of Lucent and Cisco equipment. The Lucent credit agreement will provide the Company with up to $250.0 million of capital which can be drawn down during the year following the closing to purchase network equipment. Under the terms of the agreement, the Company will commit to purchase a minimum of $175.0 million of equipment, and an additional $75.0 million will be available to purchase equipment if and when ICG obtains equity financing. The Lucent financing will provide for a five-year repayment schedule and will require quarterly principal repayments beginning in June 2001. The Cisco credit facility will provide the Company with up to $180 million of capital lease financing with a three-year repayment term.

     In February 2000, the Company's parent, ICG announced that it had arranged to sell approximately $750.0 million (before estimated expenses and fees of $45.0 million) of convertible preferred stock in ICG to three investors: affiliates of Liberty Media Corporation (Liberty), Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) and Gleacher Capital Partners (Gleacher). Under the terms of the transaction, Liberty will invest $500.0 million, Hicks Muse will invest $230.0 million and Gleacher will invest $20.0 million in exchange for a total of 750,000 shares of Series A convertible preferred stock at $1,000 per share. The preferred stock will be convertible into ICG common stock at a conversion rate of $28.00 per common share. ICG will also issue 10 million common stock warrants that will be exercisable at $34.00 per share. The proceeds from this new equity investment will be used principally by ICG to fund network expansion, including expansion of the Company's data network. It is expected that this equity financing will close during the second quarter of 2000.

     Also in February 2000, ICG and Teligent, Inc. (Teligent) agreed to a common stock share exchange whereby ICG will purchase one million shares of Teligent and Teligent will acquire 2,996,076 of ICG shares. ICG anticipates that this share exchange may create business opportunities for both companies. The pricing for each company's shares was based on the average closing price for stock during the ten days prior to the announcement of the transaction.

     While the Company anticipates that the Lucent and Cisco debt financing transactions, the preferred stock investment and the Teligent share exchange will be consummated during the second quarter of 2000, there is no assurance that the Company or ICG will be able to close these transactions on acceptable terms and conditions. In the event ICG or the Company is not able to finalize one or more of these transactions, the Company's ability to undertake its network expansion and execute its business plan could be materially adversely affected. See Part II, "Liquidity and Capital Resources," below.

Investments

     On August 27, 1998, the Company purchased, for $9.1 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. (ICG Ohio LINX) which ICG Telecom did not already own, including incremental costs of obtaining that investment of $0.1 million. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company has accounted for its investment in ICG Ohio LINX under the equity method of accounting. For the years ended December 31, 1998 and 1999, the Company included approximately $1.1 million and $1.8 million, respectively, in its consolidated statements of operations for its proportionate share of earnings of ICG Ohio LINX.

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ICG ChoiceCom, L.P. (ChoiceCom). Based in Austin, Texas, ChoiceCom currently provides facilities based telecommunications service in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom.

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (NorthPoint Preferred Stock) of NorthPoint Communications, Inc. (NorthPoint). The Series D-1 Preferred Stock was automatically converted into approximately 555,555 Class B Common Shares upon Northpoint's initial public offering. The Company is restricted from selling the NorthPoint Class B Stock for one year from the date of the purchase of the Series D-1 Preferred.

     On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (ThinkLink Preferred Stock) of International ThinkLink Corporation (ThinkLink), or approximately 8% of the outstanding shares, for $1 million in cash. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock.

     On November 15, 1999, the Company entered into an agreement to purchase a limited partnership interest in Centennial Strategic Partners VI, LP (Centennial). The primary purpose of the partnership is to invest in venture capital investments, principally by investing in equity or equity-orientated securities of privately held companies in the electronic communications industry. The Company has a capital contribution commitment to Centennial of $1.0 million to be funded in installments through January 15, 2002. Through December 31, 1999, the Company had contributed approximately $0.3 million to the partnership.

     On February 22, 2000, the Company purchased 61,845 shares of restricted Series D Preferred Stock (Cyras Preferred Stock) of Cyras Systems, Inc., a California corporation and manufacturer of telecommunications equipment (Cyras) for approximately $1.0 million. Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras, upon the initial public offering of common stock of Cyras or upon the election to convert by more than 66% of all the preferred stock holders of Cyras.

Sale of Assets

     To better focus its efforts on core operations, the Company disposed of certain assets which management believes did not complement its overall business strategy.

     On January 21, 1998, the Company acquired NETCOM, a provider of Internet connectivity, Web site hosting services and other value-added services. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring, an ISP located in Atlanta, Georgia. Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of unregistered common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. Specifically, MetroNET Communications Corp. (MetroNET), a Canadian entity, and Providence Equity Partners (Providence), located in

Providence, Rhode Island, together purchased the 80% interest in NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Limited, NETCOM's subsidiary in the United Kingdom, for approximately $12.2 million in cash. The Company realized a combined gain on the NETCOM transactions of approximately $178.9 million, net of income taxes of approximately $18.3 million. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     The Company will from time to time evaluate all of its assets as to its core needs and, based on such analysis, may sell or otherwise dispose of assets which management does not believe complement its overall business strategy.

Employees

     As of December 31, 1999, the Company employed approximately 236 individuals on a full-time basis. None of the Company's employees is represented by a union. The Company has not experienced any strikes or work stoppages and believes that relations with its employees are satisfactory.

     The Company believes that its ability to successfully implement its business strategy will depend on its continued ability to attract and retain qualified employees, which in the current competitive environment is becoming increasingly difficult. In order to attract and retain highly qualified employees, the Company believes that it is imperative to maintain a competitive compensation program. Included in the Company's compensation program are non-cash benefit programs offered by its parent ICG, including a 401(k) program, stock option grants and a bonus package which is based on both individual and ICG performance. The Company believes that it generally offers compensation packages that are comparable with those of its competitors who are similar in size and capital structure. Due to the existing labor market, qualified personnel are difficult to recruit and retain and the Company cannot guarantee that it will be able to attract and retain the personnel necessary to implement its business strategy.

Trademarks and Trade Names

     The Company filed United States federal trademark applications for the marks "ICG", "NetAhead", "ICG NetAhead" and "ICG NetAhead, Inc.". The Company also filed a separate United States federal trademark application for the diamond logo used in conjunction with ICG on March 20, 1997. These applications are pending and the Company has no assurance that they will be granted.

ITEM 2.  PROPERTIES
         ----------

     The Company's physical properties include owned and leased space for offices, storage, equipment rooms, collocation sites and POPs. Additional space may be purchased or leased by the Company as networks are expanded.

     As of December 31, 1999, the Company leased approximately 66,792 square feet of office and operations space, and NetAhead leased an additional 227,472 square feet for its POP sites at over 270 locations across the country.

     Effective January 1, 1999, the Company purchased ICG's corporate headquarters building, land and improvements (collectively, the Corporate Headquarters) for approximately $43.4 million, which amount represented historical costs and approximated fair value. The Corporate Headquarters is approximately 239,749 square feet. The Company financed the purchase primarily through a mortgage granted in favor of an affiliate of the seller, which encumbers the Corporate Headquarters. Effective May 1, 1999, the Corporate Headquarters was transferred to ICG 161, L.P., a special purpose limited partnership owned 99% by a subsidiary of the Company and 1% by an affiliate of the mortgage and seller, and ICG 161, L.P. assumed the loan secured by the mortgage. The partnership agreement for ICG 161, L.P. grants to the one-percent partner an option to acquire all of such subsidiary's interest in the partnership for a purchase price of $43.1 million which option is exercisable from January 1, 2004 through January 31, 2012.

     Effective December 10, 1999, a subsidiary of the Company acquired an 8.36 acre parcel of vacant ground located adjacent to the Corporate Headquarters for approximately $3.3 million. The Company plans to use this parcel in connection with the expansion of its Corporate Headquarters.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is a party to certain litigation that has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. The Company is not involved in any administrative or judicial proceedings relative to an environmental matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS
        ----------------------------------------------------------------------

     All of the Company's common stock issued and outstanding is owned by ICG. There exists no established public trading market for the Company's common stock. Since the formation of the Company and ICG's initial acquisition of the Company's common stock, there have been no sales or transfers of the Company's common stock. No cash dividends have been declared and the Company does not intend to pay any cash dividends.

     In April 1998, the Company sold $405.3 million principal amount at maturity ($250.0 million original issue price) of 9 7/8% Senior Discount Notes due 2008 (the 9 7/8% Notes). Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $7.5 million. In February 1998, the Company sold $490.0 million principal amount at maturity ($300.6 million original issue price) of 10% Senior Discount Notes due 2008 (the 10% Notes). Morgan Stanley & Co. Incorporated acted as placement agent for the offering and received placement fees of approximately $9.0 million.

     Both of the foregoing offerings were exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended (the Securities Act). Sales were made only to "qualified institutional buyers," as defined in Rule 144A under the Securities Act, and other institutional accredited investors. The securities sold in both of the foregoing offerings were subsequently registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

     The selected financial data for the years ended December 31, 1995 through 1999 have been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included elsewhere in this Report. Upon the formation of the Company, ICG contributed its investment in NETCOM to the Comany and NETCOM became a wholly owned subsidiary of, and predecessor entity to, the Company. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM. On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc. and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. ICG owns all of the Company's issued and outstanding common stock. The Company does not present loss per share from continuing operations or net loss per share as such disclosure is not considered to be meaningful. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              Years Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                1995                1996                1997                1998            1999
                                         ----------------    ----------------    ----------------    ----------------    --------
                                                                                   (in thousands)
Statement of Operations Data:
Revenue                                    $            -                   -                   -               9,911     100,115
Cost of services                                        -                   -                   -                   -       3,613
Selling, general and administrative                     -                   -                   -               3,761       1,948
Depreciation                                            -                   -                   -               4,064      55,334
                                         ----------------    ----------------    ----------------    ----------------    --------
        Operating income                                -                   -                   -               2,086      39,220

Interest expense                                        -                   -                   -             (45,522)    (74,351)
Interest income                                         -                   -                   -              23,436      26,133
Other income, net                                       -                   -                   -                   -         440
                                         ----------------    ----------------    ----------------    ----------------    --------
Loss from continuing operations   before
 share of net earnings
 (losses)                                               -                   -                   -             (20,000)     (8,558)

Share of net earnings (losses) of
 equity investees                                       -                   -                   -               1,075      (8,019)
                                         ----------------    ----------------    ----------------    ----------------    --------

Loss from continuing operations
 before extraordinary gain                              -                   -                   -             (18,925)    (16,577)
Loss from discontinued operations                 (14,064)            (44,265)            (33,092)            (60,965)          -
Extraordinary gain on sales of
 operations of NETCOM, net of
 income taxes of $18.3 million
 (note 3)                                               -                   -                   -                   -     178,917
                                         ----------------    ----------------    ----------------    ----------------    --------

        Net (loss) income                        $(14,064)            (44,265)            (33,092)            (79,890)    162,340
                                         ================    ================    ================    ================    ========

Other Data:
Net cash (used) provided by
 operating activities                      $            -                   -                   -             (85,764)    115,603
Net cash used by investing activities                   -                   -                   -            (352,073)   (251,687)
Net cash provided by financing
 activities                                             -                   -                   -             532,802      70,034

EBITDA (1)                                              -                   -                   -               6,150      94,554
Capital expenditures of continuing
 operations (2)                                         -                   -                   -             301,969     645,437

Capital expenditures of discontinued
 operations (2)                                    43,601              53,992              17,258              25,971           -


                                                                                   At December 31,
                                         -----------------------------------------------------------------------------------------
                                                 1995                1996                1997                1998            1999
                                         -----------------    ----------------    ----------------    ----------------    --------
                                                                                   (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-  term
 investments available for sale            $            -                    -                   -             155,380      53,664

Net current assets (liabilities) of
 discontinued operations (3)                       131,917              53,646              38,698             (22,328)          -

Working capital (deficit)                          131,917              53,646              38,698             248,438     (35,525)
Property and equipment, net                              -                   -                   -             297,905     852,680
Net non-current assets of   discontinued
 operations (3)                                     53,549              91,145              73,637              54,023           -

Total assets                                       185,466             144,791             112,335             679,749   1,187,757
Current portion of long-term debt and
 capital lease obligations                               -                   -                   -                   -       2,701
Long-term debt and capital lease
 obligations less current portion                        -                   -                   -             594,617     772,951
Common stock and additional paid-  in
 capital                                           203,271             205,622             207,325             207,798     129,402
Accumulated deficit                                (17,777)            (62,042)            (95,134)           (175,024)    (12,684)
Stockholder's equity                               185,466             144,791             112,335              32,655     116,718

(1) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net and share of net earnings (losses) of equity investees, or operating income plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance the understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles (GAAP) for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired under capital leases and excludes payments for construction of the Company's corporate headquarters and corporate headquarters assets acquired through the issuance of long-term debt. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM for all periods presented.

(3) Net current assets (liabilities) of discontinued operations and net non-current assets of discontinued operations represents the assets and liabilities of NETCOM for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

     The following discussion includes certain forward-looking statements which are affected by important factors including, but not limited to, the Company's ability to obtain financing necessary to fund its planned expansion, the Company's lack of operating history, the Company's successful implementation of its strategy of offering wholesale network services to ISPs, ICG Telecom and other telecommunications providers and its lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the years ended December 31, 1997, 1998 and 1999 have been derived from the Company's audited financial statements included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

Company Overview

     ICG Services, Inc. (ICG Services or the Company) was formed on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc. (ICG). The Company's Leasing Services operations are primarily conducted through ICG Equipment, Inc. (ICG Equipment) and its network services operations are conducted through ICG NetAhead, Inc. (NetAhead) (formerly NETCOM On-Line Communication Services, Inc. (NETCOM)).

     On January 21, 1998, ICG acquired NETCOM, a Delaware corporation and provider of Internet connectivity and Web site hosting services located in San Jose, California, in a transaction accounted for as a pooling of interests. As consideration for the acquisition, ICG issued approximately 10.2 million shares of common stock of ICG (ICG Common Stock), valued at approximately $284.9 million on the date of the merger. Upon the formation of ICG Services, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the historical consolidated financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM.

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries (ICG Telecom). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 and the year ended December 31, 1999, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from and for ICG Telecom and leased the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At December 31, 1999, ICG Equipment had approximately $560.6 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $165.8 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider (ISP) located in Atlanta, Georgia and predecessor to EarthLink, Inc. (MindSpring), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. For the year ended December 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $178.9 million, net of income taxes of approximately $2.0 million and payments required to be made under the tax sharing agreement of $16.3 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 227 points of presence (POPs) serving approximately 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, NetAhead entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring is utilizing the Company's network capacity under this agreement to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. All cash operating losses under this agreement were offset by the periodic recognition of approximately $34.7 million of the proceeds from the sale of certain of NETCOM's domestic assets and liabilities to MindSpring, which the Company deferred on February 17, 1999. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Incremental revenue and costs generated by other customers have been recognized in the Company's consolidated statement of operations as incurred. During the year ended December 31, 1999, the Company applied $29.3 million of deferred proceeds to the network capacity agreement with MindSpring.

     NetAhead also provides network capacity and enhanced data services to ISPs, ICG Telecom and other telecommunications providers. In December 1998, ICG announced several new network services offerings available to its business and ISP customers which utilize ICG's and, consequently, NetAhead's nationwide data network and service capabilities to carry out-of-region traffic and enhance data services provided. Modemless remote access service (RAS), also known as managed modem service, allows NetAhead to provide modem access at ICG's and the Company's switch locations, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. RAS benefits the ISPs by reducing capital expenditures and shifting network management responsibility from the ISPs to NetAhead. During the year ended December 31, 1999, ICG and the Company together entered into contracts to supply over 700,000 RAS and Internet RAS lines. NetAhead also provides transport services to deliver all Internet protocol (IP) data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, NetAhead monitors the usage of each line and is responsible for the administration of all network repair and maintenance.

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

     The Company has and will continue to enter into partnership arrangements with ICG Telecom to provide network services at negotiated rates. Management believes that all such arrangements have and will contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers, as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs and other telecommunications providers. Thus, while ICG Telecom and NetAhead believe the Internet services market sector will benefit from these services, there is no assurance that ICG Telecom and NetAhead will be able to successfully deploy and market their services efficiently, or obtain and retain new customers in a competitive marketplace.

     The Company may acquire telecommunications and related businesses that complement ICG's business strategy to offer a wide array of telecommunications and related services primarily to communications-intensive business customers. Additionally, the Company may acquire businesses from ICG which ICG currently owns and operates. Any further acquisitions would be primarily through the use of cash on hand and the proceeds from securities offerings, including offerings of ICG Common Stock. However, there is no assurance that acquisitions at favorable prices to the Company will occur or that the Company will have sufficient sources of funding to make such acquisitions. The Company's results of operations and financial condition will change as the operations of ICG Equipment and NetAhead become more significant and as it consummates acquisitions, if any.

Results of Operations

     The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, cost of services and expenses, operating income and EBITDA as a percentage of the Company's revenue.


                                                                              Years Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                        1997                           1998                            1999
                                           ---------------------------    ----------------------------    ------------------------
                                                   $              %               $               %            $             %
                                           ---------------   ---------    ---------------    ---------    ------------   ----------
                                                                              (Dollars in thousands)
Statement of Operations Data:
Revenue                                                  -           -              9,911          100         100,115          100
Cost of services                                         -           -                  -            -           3,613            4
Selling, general and administrative                      -           -              3,761           38           1,948            2
Depreciation                                             -           -              4,064           41          55,334           55
                                           ---------------   ---------    ---------------    ---------    ------------   ----------
   Operating income                                      -           -              2,086           21          39,220           39

Other Data:
Net cash (used) provided by                                                       (85,764)                     115,603
   operating activities                                  -
Net cash used by investing activities                    -                       (352,073)                    (251,687)
Net cash provided by financing
   activities                                            -                        532,802                       70,034
EBITDA (1)                                               -           -              6,150           62          94,554           94
Capital expenditures of continuing
   operations (2)                                        -                        301,969                      645,437
Capital expenditures of discontinued
   operations (2)                                   17,258                         25,971                            -

     (1) (2) See notes 1 and 2 under "Selected Financial Data" for the definitions of EBITDA and capital expenditures, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue. The Company recorded revenue of approximately $9.9 million and $100.1 million for the years ended December 31, 1998 and 1999, respectively. The increase in revenue relates primarily to the continued expansion of ICG Equipment's operations since June 30, 1998. Revenue recorded on operating leases of property and equipment to ICG Telecom was $4.9 million and $79.1 million for the years ended December 31, 1998 and 1999, respectively. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the years ended December 31, 1998 and 1999, revenue earned on lease service fees was $5.0 million and $14.6 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the year ended December 31, 1999, the Company recorded revenue on the operating lease for the corporate headquarters of $4.8 million. For the year ended December 31, 1999, NetAhead generated revenue of approximately $1.6 million for RAS custom programming and IP network services provided to ICG and other customers. Revenue earned of $38.6 million for the year ended December 31, 1999 under the Company's network capacity agreement with MindSpring was offset by cost of services and selling, general and administrative expenses of $67.9 million incurred under the same agreement. This $29.3 million operating deficit has been equally offset by the recognition of $29.3 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM.

     Cost of services. Cost of services of $3.6 million for the year ended December 31, 1999 consists of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services.

     Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $3.8 million and $1.9 million for the years ended December 31, 1998 and 1999, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $2.4 million and $0.9 million, representing approximately 63% and 47% of total SG&A expenses for the years ended December 31, 1998 and 1999, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. SG&A expenses for the year ended December 31, 1998 include increased professional fees due to the start-up and organization of the Company in 1998. SG&A expenses are expected to increase in absolute dollars as the volume of ICG Equipment's operations increases and as NetAhead obtains new customers.

     Depreciation. Depreciation increased $51.2 million, from $4.1 million for the year ended December 31, 1998 to $55.3 million for the year ended December 31, 1999. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG Equipment's operations since June 30, 1998. The

Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

     Interest expense. Interest expense increased $28.9 million, from $45.5 million for the year ended December 31, 1998 to $74.4 million for the year ended December 31, 1999, which includes $63.6 million of noncash interest. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999. The Company's interest expense has and will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash in 2003.

     Interest income. Interest income increased $2.7 million, from $23.4 million for the year ended December 31, 1998 to $26.1 million for the year ended December 31, 1999 and primarily represents net interest income from ICG of approximately $4.6 million and $18.6 million during the years ended December 31, 1998 and 1999, respectively, for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company also earned interest on invested cash balances during both the year ended December 31, 1998 and the year ended December 31, 1999. The increase in interest income is attributable to the increase in cash, cash equivalents and short-term investments available for sale during the year ended December 31, 1999, arising from the proceeds from the sales of the operations of NETCOM in February and March 1999 and the completion of the Senior Facility in August 1999, offset by a decrease in cash, cash equivalents and short-term investments available for sale as the Company invests available cash balances in telecommunications equipment and other assets.

     Other income, net, including realized gain on marketable trading securities. Other income, for the year ended December 31, 1999 primarily includes the net gain on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. The Company sold its investment in MindSpring in April 1999.

     Share of net earnings (losses) of equity investees. The Company's share of net earnings (losses) of equity investees decreased $9.1 million, from net earnings of $1.1 million for the year ended December 31, 1998 to net losses of $8.0 million for the year ended December 31, 1999. The Company's share of net losses of equity investees for the year ended December 31, 1999 consists of the Company's share of net earnings of ICG Ohio LINX, Inc. (ICG Ohio LINX) of $1.8 million and the Company's share of net losses of ICG ChoiceCom, L.P. (ChoiceCom) of $9.8 million. For the year ended December 31, 1998, share of net earnings of equity investees consists of the Company's share of net income of ICG Ohio LINX. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999.

     Loss from continuing operations. Loss from continuing operations improved $2.3 million, or 12%, from $18.9 million for the year ended December 31, 1998 to $16.6 million for the year ended December 31, 1999 primarily due to the increase in revenue, offset by increases in depreciation and interest expense, as noted above.

     Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of operations of NETCOM during the year ended December 31, 1999 of $178.9 million, net of income taxes of $18.3 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and $34.7 million of deferred sales proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring. The deferred proceeds were recognized on a periodic basis over the term of the Company's network capacity agreement with MindSpring.

     Loss from discontinued operations. For the years ended December 31, 1997 and 1998, loss from discontinued operations was $33.1 million and $61.0 million, respectively. Loss from discontinued operations consists of the net loss of NETCOM in both periods. The Company sold the operations of NETCOM in February and March 1999.

Quarterly Results

     The following table presents selected unaudited operating results for three-month quarterly periods during the years ended December 31, 1998 and 1999. The Company believes that all necessary adjustments, consisting of normal recurring entries, have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods. The Company's development and expansion activities during the periods shown below materially affect the comparability of this data from one period to another. ICG owns all of the Company's issued and outstanding common stock. The Company does not present loss per share from continuing operations or net loss per share as such disclosure is not considered to be meaningful.

                                            Three Months Ended                                   Three Months Ended
                           -------------------------------------------------------------------------------------------------------
                             Mar. 31,     June 30,     Sept. 30,     Dec. 31,     Mar. 31,     June 30,     Sept. 30,     Dec. 31,
                               1998         1998          1998         1998         1999         1999          1999         1999
                           -----------  -----------  ------------  ------------  -----------  -----------  ------------  ---------
                                                                  (in thousands)
Statement of Operations
 Data:
Revenue                    $      -            452         3,104        6,355       14,603       20,041        32,844       32,627
Operating (loss) income        (489)          (711)        1,312        1,974        6,498        4,933        16,215       11,574
Loss from continuing
 operations                  (2,324)        (6,703)       (5,065)      (4,833)      (1,648)      (5,602)         (502)      (8,825)
Loss from discontinued
 operations                 (16,579)       (11,794)      (14,062)     (18,530)           -            -             -            -
Net (loss) income           (18,903)       (18,497)      (19,127)     (23,363)     191,381       (5,602)         (502)     (22,937)
                           ===========  ===========  ============  ============  ==========   ===========  ============  =========

Other Data:
Net cash provided
 (used) by  operating
 activities                 $ 1,762         31,636       (75,347)     (43,815)       3,620        2,715       (24,584)     133,852
Net cash (used)
 provided by
 investing
 activities                 (14,123)       (54,113)     (105,521)    (178,316)     130,621     (147,136)     (104,793)    (130,379)
Net cash provided
 (used) by  financing
 activities                 291,469        242,373          (384)        (656)      (2,572)         153        73,602       (1,149)
EBITDA (1)                     (489)          (563)        1,848        5,354       13,628       18,746        31,140       31,040
Capital expenditures of
 continuing operations (2)    2,123         50,113        71,521      178,212       67,814      229,175       156,728      191,720
Capital expenditures of
 discontinued
 operations (2)               6,509          8,439         5,270        5,753            -            -             -            -


(1)(2) See notes 1 and 2 under "Selected Financial Data" for the definitions of EBITDA and capital expenditures, respectively.

Net Operating Loss Carryforwards

     As of December 31, 1999, the Company had federal net operating loss carryforwards (NOLs) of approximately $169.4 million, which expire in varying amounts through December 31, 2018. However, due to the provisions of Section 382 and certain other provisions of the Internal Revenue Code and Treasury Regulations (the "Code"), the utilization of the Company's NOLs may be limited. In addition, the Company is also subject to certain state income tax laws which may also limit the utilization of NOLs for state income tax purposes.

Liquidity and Capital Resources

     The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has also incurred losses from continuing operations since inception and, as of December 31, 1999, had a working capital deficit of $35 million. As of December 31, 1999, the Company had approximately $53 million of cash and short term investments, $203 million receivable from ICG and approximately $120 million of credit available under the Senior Facility. At year end 1999, the Company's capital requirements under its year 2000 business plan well exceeded its liquidity and capital resources indicating that additional financing will be required to meet its financial objectives.

     The Company and/or its parent, ICG, has entered into several financing agreements during the first quarter of 2000 to provide additional capital to support the Company's earnings deficit and planned capital expansion, including:

     i) The Company's parent, ICG, signed an agreement with affiliates of Liberty Media Corporation, Hicks, Muse, Tate & Furst Incorporated and Gleacher Capital Partners to sell 750,000 shares of Convertible Preferred Stock and warrants (See Part IV - Subsequent Events) for estimated proceeds to the Company of approximately $750.0 million, (before estimated expenses and fees of $45.0 million). This transaction is subject to customary closing conditions including certain regulatory approvals and is expected to close during the second quarter of 2000.

     ii) The Company signed letters of intent with two major vendors, Lucent Technologies, Inc. and Cisco Systems, Inc., to provide financing for the acquisition of equipment. Together this financing will provide for $355.0 million of financing, with an additional $75.0 million to be provided if and when the Company raises additional equity. The Company anticipates that these transactions will close during the second quarter of 2000.

     Management believes that the preferred stock purchase and warrant agreement discussed in (i) above as well letters of intent for the $355.0 million in debt and capital lease financing discussed in (ii) above will close prior to June 30, 2000 and that these transactions will provide the financing necessary for the Company's 2000 business plan and into the year 2001.

     Importantly, should the Company or ICG be unable to complete the above financing arrangements, management would be required to obtain alternative sources of financing or curtail or otherwise significantly modify its business plan for the year 2000. Such modifications would likely result in a significant reduction in planned capital expenditures, which could be material and affect its ability to expand its network facilities within the time frame originally planned. Network expansion is a key component of achieving the Company's targeted future growth. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

Net Cash (Used) Provided by Operating Activities

     The Company's operating activities used $85.8 million and provided $115.6 million for the years ended December 31, 1998 and 1999, respectively. Net cash used by operating activities for the year ended December 31, 1998 is primarily due to losses from continuing operations, in addition to changes in working capital items and non-cash expenses, such as recognition of deferred gain, deferred interest expense and depreciation. Net cash provided by operating activities for the year ended December 31, 1999 is primarily due to changes in working capital items and non-cash expenses such as deferred interest expense and depreciation as well as changes in operating assets and liabilities such as accounts payable and accrued liabilities.

Net Cash Used By Investing Activities

     The Company's investing activities used $352.1 million and $251.7 million for the years ended December 31, 1998 and 1999, respectively. Net cash used by investing activities for the year ended December 31, 1998 includes the acquisition of property, equipment and other assets, the purchase of short-term investments available for sale and the purchase of the Company's investment in ICG Ohio LINX. Net cash used by investing activities for the year ended December 31, 1999 includes the acquisition of property, equipment and other assets of $503.9 million, the purchase of corporate headquarters and payments for construction of corporate headquarters of $13.8 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million, the purchase of long-term investments of $11.3 million and the increase in restricted cash of $1.0 million, offset by the proceeds from the sales of the operations of NETCOM of $252.9 million and the proceeds from the sale of short-term investments available for sale and marketable securities of $60.6 million. The Company will continue to use cash in 2000 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of NetAhead's operations and, potentially, for acquisitions. The Company acquired assets under capital leases of $141.5 million during the year ended December 31, 1999.

Net Cash Provided By Financing Activities

     The Company's financing activities provided $532.8 million and $70.0 million for the years ended December 31, 1998 and 1999, respectively. Net cash provided by financing activities for the year ended December 31, 1998 includes net proceeds from the private placement of the 10% Notes and the 9 7/8% Notes issued in February 1998 and April 1998, respectively. For the year ended December 31, 1999, the Company's financing activities consist of the proceeds from the Senior Facility, principal payments on capital leases and the Senior Facility and deferred financing and lease administration costs.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. During the year ended December 31, 1999, the Company borrowed $80.0 million under the loans at interest rates ranging from LIBOR plus 3.125% to 3.5% or 9.35% to 9.67% at December 31, 1999. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

     As of December 31, 1999, the Company had an aggregate accreted value of approximately $734.8 million outstanding under the 10% Notes, the 9 7/8% Notes and the Senior Facility. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of December 31, 1999, the Company had $7.7 million of capital lease obligations and $33.1 million of other indebtedness outstanding. With respect to fixed rate senior indebtedness outstanding on December 31, 1999, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007.

     During the first quarter of 2000, the Company signed letters of intent with its two biggest vendors, Lucent Technologies, Inc. and Cisco Systems, Inc. for financing of future capital expenditures. The Company believes that these financing agreements will better enable the

Company to fund its scheduled network expansion through the purchase of Lucent and Cisco equipment. The Lucent credit agreement provides the Company with up to $250.0 million of long-term debt financing which can be drawn down during the year following the closing to purchase network equipment. Under the terms of the Lucent letter of intent, the Company will commit to purchase a minimum of $175.0 million of equipment with principal amounts outstanding required to be repaid in quarterly installments over a five-year period beginning 2001. The Cisco credit facility will provide the Company with up to $180 million of capital lease financing with a three-year repayment term. During the first quarter of 2000, $50.0 million of the capital lease financing with Cisco was finalized, however, no amounts have been drawn down under this facility. The Company anticipates that these transactions will close during the second quarter of 2000. There is no assurance, however, that these transactions will close during the second quarter, or at all.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations, including assets acquired under capital leases, were $645.4 million for the year ended December 31, 1999. The Company anticipates that the expansion of the Company's businesses as currently planned will require capital expenditures of approximately $1.0 billion for the year ended December 31, 2000. In the event that ICG's and the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may be required to expend capital resources earlier than expected to accommodate customer demands. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

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

     The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short term investment objectives are safety, liquidity and yield, in that order. As of December 31, 1999, the Company had approximately $53.7 million in cash, cash equivalents and short-term investments available for sale, at a weighted average fixed interest rate of 5.20% for the year ended December 31, 1999. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at December 31, 1999, and accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

     At December 31, 1999, the Company's indebtedness included $655.2 million under the 10% Notes and 9 7/8% Notes. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

     On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of December 31, 1999, the Company had $79.6 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.8 million.

Equity Price Risk

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc. (NorthPoint) which was converted into 555,555 shares of Class B common stock of NorthPoint (the NorthPoint Class B Shares) on May 5, 1999. The NorthPoint Class B Shares are convertible on or after March 31, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. The Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time as the Company liquidates its investment in NorthPoint.

     On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the "ThinkLink Preferred Stock") of International ThinkLink Corporation (ThinkLink), or approximately 8% of the outstanding shares, for $1.0 million in cash. The ThinkLink Preferred Stock is exchangeable into common stock of ThinkLink at any time. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company will be subject to the effects of fluctuations in the fair value of the common stock of ThinkLink until such time as the Company liquidates its investment in ThinkLink.

     Although changes in the fair market value of the common stock of NorthPoint and ThinkLink may affect the fair market value of the Company's investments in NorthPoint and ThinkLink and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

Market Price Risk

     The fair value of the Company's Senior Discount Notes outstanding was $462.7 million as of December 31, 1999 compared to the carrying value of $655.2 million. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at December 31, 1999.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

     The consolidated financial statements of the Company appear on page F-1 of this Annual Report.

     Selected quarterly financial data required under this Item is included under Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
          ----------------------------------------------

     The Directors and executive officers of the Company are set forth below. The Directors of ICG Services hold office until their successors are appointed and qualified or until their death, resignation or removal.

     Set forth below are the names, ages and positions of the Directors and executive officers of the Company.

Name                          Age      Position
---------------------------------------------------------------------------------------------------------
J. Shelby Bryan               54       Chief Executive Officer and Chairman of the Board of Directors
William S. Beans, Jr.         34       President and Director
Harry R. Herbst               48       Executive Vice President, Chief Financial Officer and Director
H. Don Teague                 57       Executive Vice President, General Counsel, Secretary and Director
Michael D. Kallet             46       Executive Vice President
James R. Washington           47       Executive Vice President
John V. Colgan                55       Vice President, Controller and Director

     J. Shelby Bryan has been Chairman of the Board of Directors and Chief
     ---------------
Executive Officer since January 1998. Prior thereto, he served as President, Chief Executive Officer and Director of ICG from May 1995. Mr. Bryan has over 20 years of experience in the telecommunications industry, primarily in the cellular business. He co-founded Millicom International Cellular S.A., a publicly owned corporation providing cellular service internationally, served as its President and Chief Executive Officer from 1985 to 1994 and served as a Director through May 1998.

     William S. Beans, Jr. has been President and Director of the Company since
     ---------------------
January 2000. Prior thereto, he was Executive Vice President of the Company and Executive Vice President Network Services of ICG from June 1999. Prior to joining ICG, Mr. Beans held several positions in the Teleport Communications Group, a division of AT&T Local Services. He was National Vice President - Operations from November 1997 until June 1999, Vice President Customer Care/Customer Service from October 1995 to November 1997 and Vice President of Network Development from September 1993 to October 1995.

     Harry R. Herbst has been Executive Vice President of ICG and the Company
     ---------------
since July 1998 and, in August 1998, he also became Chief Financial Officer of ICG and the Company. He has served as a Director of the Company since August 1998. Mr. Herbst has been a member of the Board of Directors of ICG since October 1995. From November 1995 to July 1998, he was Vice President of Finance and Strategic Planning of Gulf Canada Resources Ltd (Gulf Canada). He was Vice President and Treasurer of Gulf Canada from January to November 1995. Previously, Mr. Herbst was Vice President of Taxation for Torch Energy Advisors Inc. from 1991 to 1994, and tax manager for Apache Corp. from 1987 to 1990. Mr. Herbst is a certified public accountant, formerly with Coopers & Lybrand, now known as PricewaterhouseCoopers LLP.

     H. Don Teague has been Executive Vice President, General Counsel and
     -------------
Secretary of ICG since May 1997. In January 1998, Mr. Teague became Executive Vice President, General Counsel and Secretary and a Director of the
Company. Prior to these positions, Mr. Teague was Senior Vice President, Administration and Legal with Falcon Seaboard Holdings, L.P. and its predecessors from April 1994 through April 1997. From 1974 to April 1994, Mr. Teague was a partner in the law firm of Vinson & Elkins LLP.

     Michael D. Kallet has been Executive Vice President of the Company since
     -----------------
January 2000. Prior thereto, he was Vice President of the Company since August 1999 and Senior Vice President of Products and Services of ICG from 1998. He has been General Manager and Chief Operations Officer of ICG NetAhead, Inc., a subsidiary of the Company, since February 1999. Prior to joining ICG, he held several positions in the technology industry, including positions at IBM, Computer Support Corporation, Walker Interactive and Software Publishing Corporation (Harvard Graphics).

     James R. Washington joined the Company in January 2000 as Executive Vice
     -------------------
President. Prior to joining the Company, Mr. Washington was Vice President of Local Planning at AT&T from June 1998 to December 1999. From January 1993 to June 1998, Mr. Washington held several positions at Teleport Communications Group, including Regional Vice President and Vice President of Carrier Relations and Settlements. Mr. Washington also held executive positions at American Mobile Systems, PacTel Paging and MobileComm.

     John V. Colgan has been a Director of the Company since August 1998.  Mr.
     --------------
Colgan is currently Senior Vice President of Finance and Controller of ICG and has held a number of positions at ICG since 1994, including Vice President of Financial Planning and Analysis of ICG and Senior Vice President of Finance for ICG Telecom Group, Inc. Prior to joining ICG, Mr. Colgan held several executive positions in the transportation and logistics industry, including Vice President and General Manager of TLN, Inc., a logistic information systems integrator, Executive Vice President of Administration and Treasurer for MNX, Inc. a publicly held transportation services provider and Vice President of Finance of Burlington Northern Motor Carriers. Mr. Colgan, a certified public accountant, was employed for 10 years by Arthur Andersen & Co.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

Director Compensation

     All of the Company's Directors are employees of ICG and therefore receive no additional compensation for serving as Directors.

Compensation Committee and Insider Participation

     The Company has no compensation committee. However, the Compensation Committee of the Board of Directors of ICG (the "Compensation Committee") evaluates compensation levels of senior management and evaluates the various factors affecting compensation of the

Company's highest paid officers. The Compensation Committee consists of four non-employee Directors: William J. Laggett, Vice Chairman of the ICG Board of Directors, John U. Moorhead II, Walter Threadgill and Leontis Teryazos.

Board Compensation Committee Report on Executive Compensation

     The compensation of senior management is paid by ICG, with the exception of Michael D. Kallet, currently an Executive Vice President of the Company, who was paid by ICG NetAhead, Inc., a subsidiary of the Company. The Compensation Committee believes that compensation to the Company's executive officers should be designed to encourage and reward management's efforts to further strengthen the Company's business and to create added value for the stockholders. Such a compensation program helps to achieve the Company's business and financial objectives and also provides incentives needed to attract and retain well-qualified executives. The Company operates in a competitive marketplace and needs to attract and retain highly qualified senior management and executive personnel in order for the Company to achieve its goal of continued growth. The Compensation Committee attributes a substantial portion of the Company's overall performance, as well as the individual contributions of the executive officers, to the executive officers' compensation.

     All senior management, except for J. Shelby Bryan, President, Chief Executive Officer and Chairman of the Board of Directors, are compensated with a base salary and incentive bonus. The base salaries are intended to compensate executives for their ongoing leadership skills and management responsibility. The incentive bonuses are dependent upon ICG's and the Company's performance. For purposes of determining incentive bonuses, the Compensation Committee evaluates the accomplishment of goals set at the beginning of each fiscal year and compares ICG's and the Company's performance in each year to those goals. As a result of ICG's and the Company's performance during fiscal 1999, the Compensation Committee approved bonuses for the Named Executive Officers of the Company. See "Executive Compensation" for the definition of Named Officers and the bonuses paid to executive officers.

     In addition, on June 1, 1999 the Stock Option Committee of ICG awarded stock options to certain employees of the Company, including executive officers. These grants were based on individual performance and responsibility and were related to the executive officers' past performance during the year ended December 31, 1999, as well as an incentive for continued efforts and success. The Compensation Committee believes that stock options serve as important long-term incentives for executive officers by encouraging their continued employment and commitment to ICG's and the Company's performance. The Compensation and Stock Option Committees do not consider the number of options currently held by all executive officers in determining individual grants because such consideration could create an incentive to exercise options and sell the underlying stock. See "Summary Compensation Table" for the stock options granted to the executive officers.

     The compensation of the Company's Chief Executive Officer and Chairman of the Board of Directors, J. Shelby Bryan, is paid by ICG and is set forth in his employment contract. Mr.

Bryan's base salary is computed as: the sum of (i) one percent (1%) of the increase in revenues of ICG for such fiscal quarter over revenues of ICG for the immediately prior fiscal quarter and (ii) three percent (3%) of the increase in EBITDA before nonrecurring and noncash charges of ICG for such fiscal quarter over EBITDA of ICG for the immediately prior fiscal quarter (such payments were previously calculated on a monthly basis prior to July 1, 1999). In addition, as further incentive to Mr. Bryan, ICG has entered into a Deferred Compensation Agreement with Mr. Bryan pursuant to which Mr. Bryan will receive ten annual installments of $500,000 each, commencing on the later of January 1, 2001 or the date of Mr. Bryan's retirement or termination (whether by resignation by Mr. Bryan or by discharge by ICG) from his position of Chief Executive Officer of the Company. Mr. Bryan was also granted, on March 10, 1999, an option to purchase 200,000 shares of ICG Common Stock at $18.8125 per share. Mr. Bryan receives other benefits, as well. See "Summary Compensation Table" for the type and amount of these payments.

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

                              William J. Laggett
                              John U. Moorhead II
                              Leontis Teryazos
                              Walter Threadgill
                              (Members of the ICG Compensation Committee)

Executive Compensation

     The following table provides certain summary information concerning compensation paid or accrued by ICG and the Company for the years ended December 31, 1998 and 1999 to or on behalf of J. Shelby Bryan, the Company's President, Chief Executive Officer and Chairman of the Board of Directors, and the Company's only executive officer paid directly by the Company at December 31, 1999 (the "Named Officers").

                                                     Summary Compensation Table
                                                                                                 Long-term
                                                  Annual Compensation                          Compensation
                                      ------------------------------------------------      ------------------
                                                                         Other Annual             Securities            All Other
    Name and Principal       Fiscal                                      Compensation             Underlying          Compensation
      Position               Year        Salary ($)     Bonus ($)/(1)/        ($)                  Options                 ($)
 -----------------------------------------------------------------------------------------------------------------------------------
J. Shelby Bryan              1999      1,500,000 /(2)/        -            98,658 /(3)/           200,000                    -
 President, Chief            1998      1,435,191 /(2)/        -           159,554 /(4)/                 -                    -
 Executive
 Officer and Chairman of
 the Board of Directors

Michael D. Kallet            1999        240,154        125,147            19,523 /(5)/            55,000                    -
 Senior Vice President,      1998        198,846         83,919             9,577 /(6)/            35,000 /(7)/         37,500 /(8)/
 General Manager and
 Chief Operating Officer
 of NetAhead and
 Executive Vice President
 of Services

(1) Consists of amounts earned and paid in the current year and earned in the current year but paid in the subsequent year.
(2) Consists of amounts earned pursuant to the compensation formula in Mr. Bryan's employment agreement with ICG, as adjusted for amounts earned in 1999. All amounts earned have been paid by ICG.
(3) Consists of $13,997 for car allowance, $49,583 for housing expenses and Company contributions to ICG's 401(k) Defined Contribution Plan in the amount of $35,078. All amounts earned have been paid by ICG.
(4) Consists of $24,430 for car allowance, $46,964 for housing expenses and Company contributions to ICG's 401(k) Defined Contribution Plan in the amount of $88,160. All amounts earned have been paid by ICG.
(5) Consists of $3,000 for car allowance, Company contributions to ICG's 401(k) Defined Contribution Plan in the amount of $16,067 and $456 for group term life insurance premiums.
(6)  Consists of Company contributions to ICG's 401(k) Defined Contribution
     Plan.
(7) Includes options regranted as a result of the repricing of ICG's options on September 18, 1998. See "Ten-Year Option/SAR Repricings."
(8) Consists of an incentive bonus awarded for continued employment through the date of the merger between ICG and NETCOM.

                     Option/SAR Grants in Last Fiscal Year

     The Company granted no stock options or stock appreciation rights during the year ended December 31, 1999 to the Named Officers or to other employees. The Company's employees are eligible to participate in the stock option plans of ICG. The following table provides information on option grants to purchase ICG Common Stock to the Named Officers during the year ended December 31, 1999:

                                                                                             Potential realizable value
                                       Individual grants                                             at assumed
                           ---------------------------------------
                                  Number of       Percent of total   Exercise                annual rates of stock
                                 securities       options granted    or base                price appreciation for
                                 underlying       to employees in    price     Expiration         option term
                                                                                           ----------------------------------
Name                          options granted (#)   fiscal year      ($/Sh)       date               5% ($)          10% ($)
---------------------------------------------------------------------------------------------------------------------------
J. Shelby Bryan                   200,000                7.2        18.8125      3/9/09           2,365,397        5,993,908

Michael D. Kallet                  25,000                0.9        18.8125      3/10/09            295,777          749,557
                                   30,000                1.1        17.8750      5/31/09            337,128          854,281

        Aggregated Option Exercises in Last Fiscal Year and Fiscal Year
                               End Option Values

     The following table provides information on options to purchase ICG Common Stock exercised during the year ended December 31, 1999 by the Named Officers and the value of such officers' unexercised options at December 31, 1999:

                                                                       Number of securities             Value of unexercised in-the-
                                 Shares                               underlying unexercised                money options at
                              acquired on         Value             options at fiscal year end (#)        fiscal year end ($) /(1)/
                                                                 -----------------------------------   -----------------------------
Name                          exercise (#)      realized ($)        Exercisable        Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------------------------------------------------------------

J. Shelby Bryan                      -                 -              1,750,000             100,000       17,634,375           -

Michael D. Kallet               10,000           115,251                 94,845              81,251          208,582      75,469

(1) Based on the closing price of a share of ICG Common Stock on the Nasdaq National Market of $18.75 on December 31, 1999.

Executive Employment Agreements

     ICG has an employment agreement with Michael Kallet. ICG's employment agreement with Mr. Kallet provides for an initial term of two years which commenced July 1, 1999. Upon completion of one year of the initial term, the agreement automatically renews from month to month such that there is always one year remaining in the term until either ICG or Mr. Kallet provides notice of its or his desire to terminate. In such case, the term ends upon the date indicated in the notice of termination. The agreement provides for an annual base salary and an incentive bonus determined by the Board of Directors of ICG. Mr. Kallet is also entitled to such other benefits as are generally provided to executive officers of ICG, including options under ICG's stock option plans, a car allowance and reimbursement of reasonable out-of-pocket expenses incurred on behalf of ICG. The agreement may be terminated by ICG upon 30 days written notice if Mr. Kallet is prevented from performing his duties by reason of illness or incapacity for 140 days in any 180-day period. The agreement may also be terminated by ICG or Mr. Kallet upon 30 days written notice in certain other circumstances. If the agreement is terminated due to the death of Mr. Kallet, his estate will receive an amount equal to three months salary. Upon a change in control of ICG, Mr. Kallet will receive an amount equal to his annual base salary, his targeted incentive bonus and the value of his other benefits, and his unvested options shall fully vest. If Mr. Kallet is terminated pursuant to a change in control transaction or if he resigns for good reason, he shall receive an amount equal to two times his annual base salary, his targeted incentive bonus and the value of his other benefits, and certain of his unvested options shall fully vest. If Mr. Kallet is terminated by ICG without cause and not involving a change in control transaction, he will receive an amount equal to his salary for the remaining term of the agreement, and certain of his unvested options shall fully vest. If Mr. Kallet resigns without good reason after February 17, 2000, he will receive six months' salary, bonus and health insurance benefits. Mr. Kallet is also subject to a ten-year confidentiality covenant, a one-year non-competition commitment and a two-year non-solicitation agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     ICG owns all of the outstanding shares of common stock of the Company.

     The following table sets forth, as of March 27, 2000, the number of shares of ICG Common Stock owned by all executive officers and Directors of the Company, individually and as a group. The persons named in the table below have sole voting and investment power with respect to all of the shares of ICG Common Stock owned by them, unless otherwise noted.

                                                                            Amount/Nature of Beneficial
Name and Address of Beneficial Owner                                               Ownership                      Percent /(1)/
-----------------------------------------------------------------------     ---------------------------      ----------------------
J. Shelby Bryan........................................................              2,235,941 (2)                    4.42%
 Chief Executive Officer and Chairman of the Board of Directors
William S. Beans, Jr...................................................                  1,613 (3)                     *
 President and Director
Harry R. Herbst........................................................                110,702 (4)                     *
 Executive Vice President, Chief Financial Officer and Director
H. Don Teague..........................................................                60,910  (5)                     *
Executive Vice President, General Counsel, Secretary and Director
Michael D. Kallet......................................................                111,501 (6)                     *
Executive Vice President
James R. Washington....................................................                         0                      *
Executive Vice President
John V. Colgan.........................................................                 33,274 (7)                     *
 Vice President, Controller and Director
All executive officers and Directors of the Company as a group (7 persons)           2,553,941 (8)                    5.05%
_______
*      Less than one percent of the outstanding shares of ICG Common Stock.

(1) Based on 48,582,035 issued and outstanding shares of ICG Common Stock on March 27, 2000, plus shares of ICG Common Stock which may be acquired by the person or group indicated pursuant to any options and warrants exercisable, or pursuant to any shares vesting under ICG's 401(k) Plan within 60 days.
(2) Includes 165,000 shares of ICG Common Stock held by Mr. Bryan, 20,941 shares of IGC Common Stock held by a 401(k) Plan in Mr. Bryan's name and 2,050,000 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options. Figure does not include 2,000 shares held in the name of Mr. Bryan's spouse for which Mr. Bryan specifically disclaims benificial ownership.

(3) Includes 1,000 unrestricted shares owned by Mr. Beans and 613 shares held in ICG's Stock Purchase Plan.
(4) Includes 3,518 unrestricted shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 107,184 shares of ICG Common Stock that may be acquired by Mr. Herbst pursuant to the exercise of outstanding stock options.
(5) Includes 910 shares of ICG Common Stock held by a 410K Plan in Mr. Teague's name and 60,000 shares of ICG Common Stock that may be acquired by Mr. Teague pursuant to the exercise of outstanding options.
(6) Includes 937 shares of ICG Common Stock held by a 401K plan in the name of Mr. Kallet, 719 shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 109,845 shares of ICG Common Stock that may be acquired by Mr. Kallet pursuant to the exercise of outstanding stock options.
(7) Includes 4,100 shares of ICG Common Stock held by Mr. Colgan, 1,400 shares of ICG Common Stock held in the name of Mr. Colgan's spouse, 3,268 shares of ICG Common Stock held by a 401k Plan in Mr. Colgan's name, 2,318 shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 22,188 shares of ICG Common Stock held that may be acquired by Mr. Colgan pursuant to the exercise of outstanding options.
(8) Includes 171,500 shares of ICG Common Stock held directly by the officers and directors as a group, 26,056 shares of ICG Common Stock held by ICG's 401(K) Plan in the names of the individual officers and directors of ICG Services, 7,168 shares of ICG Common Stock held by ICG's Employee Stock Purchase Plan and 2,349,217 shares of ICG Common Stock that may be acquired pursuant to the exercise of outstanding stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

     Upon its formation, the Company, including its subsidiaries, entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable conditions and/or are approved by the Board of Directors of the Company and of ICG. All such transactions are settled in cash on a quarterly basis.

     For the year ended December 31, 1999, ICG charged approximately $46.8 million to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of this amount, approximately $0.9 million is included in the Company's selling, general and administrative expenses for the year ended December 31, 1999. In addition, for the year ended December 31, 1999, the Company charged approximately $607.9 million to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheet at December 31, 1999. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $18.6 million for the year ended December 31, 1999.

Effective January 1, 1999, interest accrued on outstanding balances of intercompany transfers and direct and indirect costs between the respective entities at 12 1/2% per annum.

     During the year ended December 31, 1999, ICG Equipment purchased certain telecommunications equipment and fiber optic capacity both from and for ICG Telecom for an aggregate purchase price of approximately $466.7 million. Simultaneously with each of the purchases, ICG Equipment entered into separate agreements to lease the same telecommunications equipment back to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. During the year ended December 31, 1999, ICG Equipment entered into separate agreements to lease $374.1 million of telecommunications equipment to ICG Telecom. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. The Company recognized approximately $79.1 million in revenue under these operating leases for the year ended December 31, 1999, all of which is included in lease receivables at December 31, 1999. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from the purchase date. ICG Equipment submitted a request to ICG Telecom for independent appraisals of certain of the telecommunications equipment and fiber optic capacity purchased through June 30, 1999. The Company received the appraisals for certain transactions completed during the years ended December 31, 1998 and 1999 which determined the fair value of the purchased telecommunications equipment and fiber optic capacity exceeded the book value, and accordingly, the original purchase price, by $82.3 million. The Company has reflected the payment of the excess of fair value over the original purchase price as a reduction of equity in the accompanying consolidated financial statements.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (12 1/2% at December 31, 1999), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. For the year ended December 31, 1999, ICG Equipment recognized approximately $14.6 million of monthly service fee revenue under this agreement and approximately $4.9 million was included in lease receivables at December 31, 1999. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $165.8 million at December 31, 1999.

     In the normal course of business during the year ended December 31, 1999, ICG Telecom provided the use of certain of its local access lines to NETCOM and NetAhead and, accordingly, charged NETCOM and NetAhead for costs of any installation and recurring access to its network. For the year ended December 31, 1999, NETCOM and NetAhead incurred approximately $4.3 million for installation and recurring local access charges from ICG Telecom, which have been included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM and in operating costs for those charges relating to NetAhead, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities in the Company's consolidated financial statements for the year ended December 31, 1999.

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ChoiceCom. Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company accounted for its investment in ChoiceCom under the equity method of accounting. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom.

     On August 27, 1998, the Company purchased, for $9.1 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. (ICG Ohio LINX) which ICG Telecom did not already own, including incremental costs of obtaining that investment of $0.1 million. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company has accounted for its investment in ICG Ohio LINX under the equity method of accounting.

     Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters building. The Company assumed the lease of the building from the prior owner upon acquisition and is leasing the building to a subsidiary of ICG under an operating lease. For the year ended December 31, 1999, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $4.8 million under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements. The Company received $2.5 million from the subsidiary as a security deposit on the operating lease, which is included in other long-term liabilities in the Company's consolidated financial statements.

     Effective January 1, 1999, the Company entered into a tax sharing agreement with ICG and its other subsidiaries. According to the tax sharing arrangement, the parties have mutually agreed to reimburse other members of the affiliated group should one member's income tax attributes be used to offset income or gains of another member through the filing of consolidated federal and combined state income tax returns. During the year ended December 31, 1999, the Company recorded a liability of $16.3 million to reimburse ICG for income tax losses generated by ICG's other subsidiaries which were used to offset current income tax liabilities of the Company in accordance with the tax sharing agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K
         ----------------------------------------------------------------

(A)  (1)     Financial Statements.  The following financial statements are
             ---------------------
             included in Item 8 of Part II:

                                                                                                     Page
                                                                                                     ----
             Independent Auditors' Report  Report of KPMG LLP.................................        F-2
             Independent Auditors' Report  Report of Ernst & Young LLP........................        F-3
             Consolidated Balance Sheets, December 31, 1998 and 1999..........................        F-4
             Consolidated Statements of Operations, Years Ended December 31,
                 1997, 1998 and 1999 .........................................................        F-6
             Consolidated Statements of Stockholder's Equity, Years Ended
                 December 31, 1997, 1998 and 1999.............................................        F-8
             Consolidated Statements of Cash Flows, Years Ended December 31,
                 1997, 1998 and 1999..........................................................        F-9
             Notes to Consolidated Financial Statements.......................................        F-11

     (2)  Financial Statement Schedules.
          ------------------------------
          None.

     (3)  List of Exhibits.
          -----------------

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

               4.2: Indenture, dated April 27, 1998, between ICG Services, Inc. and Norwest Bank Colorado, National Association [Incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-4 of ICG Services, Inc., File No. 333-60653].
               4.3: Loan Agreement, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.1 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
               4.4: Promissory Note, dated as of January 1, 1999, by and among TriNet Realty Capital, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.2 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
               4.5: Deed of Trust, Assignment of Rents and Security Agreement, made as of January 1, 1999, granted by ICG Services, Inc. for the benefit of TriNet Realty Capital, Inc. [Incorporated by reference to Exhibit 10.3 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
               4.6: Amended and Restated Loan Agreement, dated as of May 1, 1999, by and among TriNet Realty Capital, Inc. and ICG 161, L.P. [Incorporated by reference to Exhibit 10.1 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
               4.7: Credit Agreement, dated as of August 12, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, the Initial Lenders and the Initial Issuing Bank, as Initial Lenders and Initial Issuing Bank, Royal Bank of Canada, as Administrative Agent and Collateral Agent, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.3 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
               4.8: Security Agreement, dated August 12, 1999, from ICG Equipment, Inc. and ICG NetAhead, Inc., as Grantors to Royal Bank of Canada, as Collateral Agent [Incorporated by reference to Exhibit 10.4 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
               4.9: Amendment No. 1 to Credit Agreement, dated as of September 30, 1999, among ICG Equipment, Inc. and ICG NetAhead, Inc., as Borrowers, ICG Services, Inc., as Parent, certain Initial Lender Parties thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, and Bank of America, N.A. and Barclays Bank Plc, as Co-Documentation Agents [Incorporated by reference to Exhibit 10.1 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999].

                4.10: Amendment and Waiver No. 2 to the Loan Documents, dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.
                4.11: Amendment No. 3 to the Loan Documents, dated as of February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

          (9)   Voting Trust Agreement.
                None.

          (10)  Material Contracts.

                10.1: Shared Administrative and Operational Services Agreement, dated as of January 23, 1998, between ICG Communications, Inc. and ICG Services, Inc.
                10.2: Form of Master Lease Agreement between ICG Equipment, Inc. and each of ICG Telecom Group, Inc., ICG Ohio LINX, Inc., ICG Access Services, Inc., ICG Telecom of San Diego, L.P. and Bay Area Teleport, Inc.
                10.3: Purchase Agreement, dated as of January 1, 1999, by and among TriNet Essential Facilities X, Inc. and ICG Services, Inc. [Incorporated by reference to Exhibit 10.4 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999].
                10.4: Assumption and Modification Agreement, dated as of May 1, 1999, by and among ICG Services, Inc., ICG 161, L.P. and TriNet Realty Capital, Inc. [Incorporated by reference to
                       Exhibit 10.2 to ICG Services, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999].
                10.5: Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc. and Michael D. Kallet.

          (11)  Statement re Computation of per Share Earnings.
                Not Applicable.

          (12)  Statement re Computation of Ratios.
                Not Applicable.

          (13)  Annual Report to Security Holders.
                Not Applicable.

          (21)  Subsidiaries of the Registrant.

                21.1:  Subsidiaries of the Registrant.

          (22)  Published Report re Matters Submitted to Vote of Security
                Holders.
                Not Applicable.

          (24)  Power of Attorney.
                Not Applicable.

          (27)  Financial Data Schedule.

                27.1: Financial Data Schedule of ICG Services, Inc. for the Year Ended December 31, 1999.

(B)  Reports on Form 8-K.
     --------------------
     None.

(C)  Exhibits. The exhibits required by this Item are listed under Item
     ---------
     14(A)(2).

(D)  Financial Statement Schedules.
     ------------------------------
     None.

                             FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report - Report of KPMG LLP........................   F-2


Report of Ernst & Young LLP, Independent Auditors........................   F-3

Consolidated Balance Sheets, December 31, 1998 and 1999..................   F-4

Consolidated Statements of Operations, Years Ended December 31, 1997, 1998
 and 1999................................................................   F-6

Consolidated Statements of Stockholder's Equity, Years Ended
 December 31, 1997, 1998 and 1999........................................   F-8

Consolidated Statements of Cash Flows, Years Ended December 31, 1997, 1998
 and 1999................................................................   F-9

Notes to Consolidated Financial Statements...............................   F-11

                Independent Auditors' Report - Report of KPMG LLP
                -------------------------------------------------




The Board of Directors and Stockholder
ICG Services, Inc.:

We have audited the accompanying consolidated balance sheets of ICG Services, Inc. and subsidiaries (the "Company") (a wholly owned subsidiary of ICG Communications, Inc.) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of NETCOM On-Line Communication Services, Inc. (NETCOM), a discontinued wholly owned subsidiary of the Company, for the year ended December 31, 1997, whose loss from operations constitutes 100 percent of the consolidated loss from discontinued operations in 1997. Those consolidated financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for NETCOM in 1997, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICG Services, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                 /s/ KPMG LLP


Denver, Colorado
February 16, 2000

               Report of Ernst & Young LLP, Independent Auditors
               -------------------------------------------------




The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

We have audited the consolidated statements of operations, stockholders' equity and cash flows of NETCOM On-Line Communication Services, Inc. for the year ended December 31, 1997 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NETCOM On-Line Communication Services, Inc. for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.


                                                /s/ Ernst & Young LLP


San Jose, California
February 13, 1998



ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1998 and 1999

--------------------------------------------------------------------------------------------------


                                                                        December 31,
                                                       -------------------------------------------
                                                                1998                    1999
                                                       --------------------     ------------------
Assets                                                                 (in thousands)
------
Current assets:
 Cash and cash equivalents                                 $     114,380              43,222
 Short-term investments available for sale (note 4)               41,000              10,442
 Receivables:
   Network services, including amounts due from
            ICG (notes 8 and 10)                                       -               7,412
   Leasing services, due from ICG (notes 8 and 10)                 7,753              66,652
   Due from ICG (notes 8 and 10)                                 137,762             128,893
   Other                                                               -                 500
                                                           -------------       -------------
            Total receivables                                    145,515             203,457
                                                           -------------       -------------

 Prepaid expenses, deposits and inventory                             20               2,942
                                                           -------------       -------------

   Total current assets                                          300,915             260,063
                                                           -------------       -------------

Property and equipment (notes 5, 8, 10 and 11)                   301,969             916,953
 Less accumulated depreciation                                    (4,064)            (64,273)
                                                           -------------       -------------
   Net property and equipment                                    297,905             852,680
                                                           -------------       -------------

 Restricted cash                                                       -               1,030
 Investments in partnership interests, common stock and
  restricted and exchangeable preferred stock (note 6)                 -              11,250

 Investments, accounted for under the equity method
 (notes 6 and 12)                                                 10,179              41,152
 Deferred financing and lease administration costs, net
 of accumulated amortization of $1.5 million and $3.9
 million at December 31, 1998 and 1999, respectively
 (notes 8 and 10)                                                 16,727              20,663
Other assets                                                           -                 919
Net non-current assets of discontinued operations
 (note 3)                                                         54,023                   -
                                                           -------------       -------------
   Total assets (note 12)                                       $679,749           1,187,757
                                                           =============       =============
                                                                                (Continued)



ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets, Continued
-------------------------------------------------------------------------------------------------------------------


                                                                                      December 31,
                                                                   ------------------------------------------------
                                                                             1998                       1999
                                                                   ---------------------      ---------------------
Liabilities and Stockholder's Equity                                                 (in thousands)
------------------------------------

Current liabilities:
 Accounts payable                                                           $     28,840                    113,372
 Payable pursuant to IRU agreement (note 7)                                            -                    135,322
 Accrued liabilities, including amounts due to ICG
   (note 10)                                                                       1,309                     38,718
 Deferred gain on sale (note 3)                                                        -                      5,475
 Current portion of capital lease obligations (note 7)                                 -                      1,951
 Current portion of long-term debt (note 8)                                            -                        750
 Net current liabilities of discontinued operations
   (note 3)                                                                       22,328                          -
                                                                            ------------               ------------
   Total current liabilities                                                      52,477                    295,588
                                                                            ------------               ------------

Capital lease obligations, less current portion (note 7)                               -                      5,784
Long-term debt, net of discount (note 8)                                         594,617                    767,167
Other long-term liabilities (note 10)                                                  -                      2,500
                                                                            ------------               ------------

   Total liabilities                                                             647,094                  1,071,039
                                                                            ------------               ------------

Stockholder's equity:
 Common stock, $.01 par value, 1,000 shares authorized; 10
  shares issued and outstanding at December 31, 1998 and
  1999 (note 2)                                                                        -                          -
 Additional paid-in capital                                                      207,798                    129,402
 Accumulated deficit                                                            (175,024)                   (12,684)
 Accumulated other comprehensive loss                                               (119)                         -
                                                                            ------------               ------------
   Total stockholder's equity                                                     32,655                    116,718
                                                                            ------------               ------------
Commitments and contingencies (notes 6, 7, 8, 10 and 11)

   Total liabilities and stockholder's equity                               $    679,749                  1,187,757
                                                                            ============               ============

          See accompanying notes to consolidated financial statements.


ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 1997, 1998 and 1999

------------------------------------------------------------------------------------------------------------------------------------


                                                                                      Years ended December 31,
                                                             -----------------------------------------------------------------------
                                                                      1997                      1998                      1999
                                                             --------------------      --------------------      -------------------
                                                                                           (in thousands)

Revenue (note 12):
  From services provided to ICG (note 10)                      $          -                     9,911                    99,738
  Other                                                                   -                         -                       377
                                                               ------------                ----------               -----------
      Total revenue                                                       -                     9,911                   100,115
                                                               ------------                ----------               -----------

Cost of services and expenses:
   Cost of services                                                       -                         -                     3,613
   Selling, general and administrative expenses:
        Amounts allocated from ICG (note 10)                              -                     2,396                       916
        Other                                                             -                     1,365                     1,032
   Depreciation (notes 5 and 12)                                          -                     4,064                    55,334
                                                               ------------                ----------               -----------
     Total cost of services and expenses                                  -                     7,825                    60,895
                                                               ------------                ----------               -----------

     Operating income                                                     -                     2,086                    39,220

Other (expense) income:
   Interest expense (notes 8 and 12)                                      -                   (45,522)                  (74,351)
   Interest income:
        Amounts earned from ICG (note 10)                                 -                     4,625                    18,638
        Other                                                             -                    18,811                     7,495
   Other income, net, including realized gain on
        marketable trading securities
        (note 6)                                                          -                         -                       440
                                                               ------------                ----------               -----------
                                                                          -                   (22,086)                  (47,778)
                                                               ------------                ----------               -----------
Loss from continuing operations before share of
   net earnings (losses) of equity investees                              -                   (20,000)                   (8,558)
Share of net earnings (losses) of equity investees
   (note 12)                                                              -                     1,075                    (8,019)
                                                               ------------                ----------               -----------

Loss from continuing operations                                           -                   (18,925)                  (16,577)
                                                               ------------                ----------               -----------

Loss from discontinued operations (note 3)                          (33,092)                  (60,965)                        -
                                                               ------------                ----------               -----------

Extraordinary gain on sales of operations of
 NETCOM, net of income taxes (notes 3 and 12)                             -                         -                   178,917

                                                               ------------                ----------               -----------
    Net (loss) income                                              $(33,092)                  (79,890)                  162,340
                                                               ============                ==========               ===========
                                                                                                                     (Continued)


ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations, Continued

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      Years ended December 31,
                                                             -----------------------------------------------------------------------
                                                                   1997                      1998                      1999
                                                             --------------------      --------------------      -------------------
                                                                                          (in thousands)
Other comprehensive loss:
   Foreign currency translation adjustment                         $     (527)                     (263)                        -
   Unrealized loss on short-term investments
     available for sale                                                  (540)                        -                         -

                                                             --------------------      --------------------      -------------------
         Other comprehensive loss                                      (1,067)                     (263)                        -
                                                             --------------------      --------------------      -------------------

         Comprehensive (loss) income                               $  (34,159)                  (80,153)                  162,340
                                                             ====================      ====================      ===================

          See accompanying notes to consolidated financial statements.



ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity
Years Ended December 31, 1997, 1998 and 1999
---------------------------------------------------------------------------------------------------------------------------------


                                                                                            Accumulated
                                         Common stock        Additional                        other            Total
                                    --------------------       paid-in      Accumulated     comprehensive     stockholder's
                                       Shares     Amount       capital        deficit       income (loss)       equity
                                    ---------------------------------------------------------------------------------------------
                                                                         (in thousands)
Balances at January 1, 1997            11,631      $ 116        205,506         (62,042)        1,211           144,791
 Shares issued for cash in
  connection with NETCOM's employee
  stock purchase plan and the
  exercise of NETCOM's stock options      152          1          1,702               -             -             1,703
 Reversal of unrealized gains on
  short-term investments
  available for sale                        -          -              -               -          (540)             (540)
 Cumulative foreign currency
  translation adjustment                    -          -              -               -          (527)             (527)
 Net loss                                   -          -              -         (33,092)            -           (33,092)
                                       ------      -----       --------       ---------       -------         ---------
Balances at December 31, 1997          11,783        117        207,208         (95,134)          144           112,335
 Shares issued for cash in
  connection with NETCOM's employee
  stock purchase plan and the
  exercise of NETCOM's stock
  options (note 1)                         38          1            472               -             -               473
 Elimination of NETCOM's historical
  equity in connection with
  NETCOM's merger with ICG (note 1)   (11,821)      (118)      (102,349)              -             -          (102,467)
 Contribution of ICG's investment in
  NETCOM to ICG Services, Inc. in
  exchange for 10 shares of common
  stock of ICG Services, Inc.
  (note 1)                                  -          -        102,467               -             -           102,467
 Cumulative foreign currency
  translation adjustment                    -          -              -               -          (263)             (263)
 Net loss                                   -          -              -         (79,890)            -           (79,890)
                                       ------      -----       --------       ---------       -------         ---------
Balances at December 31, 1998               -          -        207,798        (175,024)         (119)           32,655
 Excess of book value of net assets
  acquired over consideration
  paid (note 6)                             -          -          3,899               -             -             3,899
 Excess of fair value of assets
  acquired over book value (note 10)        -          -        (82,295)              -             -           (82,295)
 Reversal of foreign currency
  translation adjustment (note 3)           -          -              -               -           119               119
 Net income                                 -          -              -         162,340             -           162,340
                                       ------     ------       --------       ---------       -------         ---------
Balances at December 31, 1999               -     $    -        129,402         (12,684)            -           116,718
                                       ======     ======       ========       =========       =======         =========

          See accompanying notes to consolidated financial statements.



ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 1997, 1998 and 1999
---------------------------------------------------------------------------------------------------------------------------------


                                                                                        Years ended December 31,
                                                                     ------------------------------------------------------------
                                                                             1997                 1998                  1999
                                                                     ------------------    ----------------     -----------------
                                                                                             (in thousands)
Cash flows from operating activities:
 Net (loss) income                                                             $(33,092)            (79,890)              162,340
 Loss from discontinued operations                                               33,092              60,965                     -
 Extraordinary gain on sales of discontinued operations                               -                   -              (178,917)
 Adjustments to reconcile net (loss) income to net cash (used)
  provided by operating activities:
    Recognition of deferred gain                                                      -                   -               (29,250)
    Share of net (earnings) losses of equity investees                                -              (1,075)                8,019
    Depreciation                                                                      -               4,064                55,334
    Interest expense deferred and included in long-term debt                          -              44,040                60,599
    Amortization of deferred financing costs included in
     interest expense                                                                 -               1,482                 2,058
    Amortization of deferred lease administration costs included
     in selling, general and administrative expenses                                  -                  36                   355
    Change in operating assets and liabilities:
      Receivables                                                                     -            (145,515)              (62,643)
      Prepaid expenses, deposits and inventory                                        -                 (20)               (1,873)
      Accounts payable and accrued liabilities                                        -              30,149                99,581
                                                                     ------------------    ----------------     -----------------
        Net cash (used) provided by operating activities                              -             (85,764)              115,603
                                                                     ------------------    ----------------     -----------------
Cash flows from investing activities:
 Acquisition of property, equipment and other assets                                  -            (301,969)             (503,925)
 Purchase of corporate headquarters                                                   -                   -               (10,528)
 Payments for construction of corporate headquarters                                  -                   -                (3,300)
 Investment in equity investees                                                       -              (9,104)              (35,093)
 Investment in partnership interests and restricted
   preferred stock                                                                    -                   -               (11,250)
 Proceeds from sales of operations of NETCOM, net of
   cash included in sale                                                              -                   -               252,881
 (Purchase) sale of short-term investments available for sale                         -             (41,000)               30,558
 Proceeds from sale of marketable securities, net of
   realized gain                                                                      -                   -                30,000
 Increase in restricted cash                                                          -                   -                (1,030)
                                                                     ------------------    ----------------     -----------------
    Net cash used by investing activities                              $              -            (352,073)             (251,687)
                                                                     ------------------    ----------------     -----------------
                                                                                                                    (Continued)


ICG SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
-------------------------------------------------------------------------------------------------------------


                                                                          Years ended December 31,
                                                            -------------------------------------------------
                                                                   1997              1998             1999
                                                            ----------------   -------------    -------------
                                                                              (in thousands)
Cash flows from financing activities:
   Proceeds from issuance of common stock:
    Exercise of stock options                                 $            -             341                -
    Employee stock purchase plan                                           -             132                -
   Proceeds from issuance of long-term debt                                -         550,574           80,000
   Deferred financing and lease administration costs                       -         (18,245)          (6,349)
   Principal payments on capital lease obligations                         -               -           (3,241)
   Principal payments on long-term debt                                    -               -             (376)
                                                              --------------   -------------    -------------
     Net cash provided by financing activities                             -         532,802           70,034
                                                              --------------   -------------    -------------
     Net increase (decrease) in cash and cash equivalents                  -          94,965          (66,050)
     Net cash provided (used) by discontinued operations                   -          19,415           (5,108)
Cash and cash equivalents, beginning of year                               -               -          114,380
Cash and cash equivalents, end of year                        $            -         114,380           43,222
                                                              ==============   =============    =============

Supplemental disclosure of cash flows information of
   continuing operations:
       Cash paid for interest                                 $           -                -           10,725
                                                              ==============   =============    =============

       Cash paid for taxes                                    $           -                -            1,220
                                                              ==============   =============    =============

Supplemental disclosure of non-cash investing and financing
   activities of continuing operations:
     Acquisition of corporate headquarters assets
       through the issuance of long-term debt (note 8)        $           -                -           33,077

                                                              ==============   =============    =============
     Assets acquired pursuant to IRU agreement                             -               -          135,322
     Assets acquired under capital leases                     $            -               -            6,190
                                                              --------------   -------------    -------------
       Total (notes 7 and 11)                                 $           -               -          141,512
                                                              ==============   =============    =============

          See accompanying notes to consolidated financial statements.

ICG SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
______________________________________________________________________________

(1)  Organization and Nature of Business

     ICG Services, Inc., a Delaware corporation (ICG Services or the Company), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation (ICG). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider (ISP) located in San Jose, California (NETCOM), in a transaction accounted for as a pooling of interests. In conjunction with the merger between ICG and NETCOM, NETCOM's employee stock purchase plan was dissolved and all outstanding options to purchase common stock of NETCOM were converted into options to purchase ICG Common Stock. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries.

     Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM (see note 3) and, accordingly, the Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The Company completed the sales of the operations of NETCOM on February 17 and March 16, 1999. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. (NetAhead). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers.

     On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company (ICG Equipment), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirectly wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries (ICG Telecom). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

     The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that complement ICG's business strategy. By leveraging its relationship with ICG, the Company intends to capitalize on the growth in demand for telecommunications equipment and services provided by the Company.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(2)  Significant Accounting Policies

    (a) Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

        All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b) Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    (c) Investments

        The Company's short-term investment objectives are safety, liquidity and yield, in that order. The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. Available for sale investments are carried at amortized cost, which approximates fair market value, with unrealized gains and losses, net of tax, reported as other comprehensive loss in stockholder's equity. Realized gains and losses and declines in value judged to be other than temporary are included in the statement of operations.

        Investments in partnership interests and common or preferred stock for which there is no public trading market and which represent less than a 20% equity interest are accounted for using the cost method, unless the Company exercises significant influence and/or control over the operations of the investee company, in which case the equity method is used. Investments representing an equity interest of 20% or more, but less than 50%, are accounted for using the equity method of accounting, whereby the Company's share of earnings or losses in the investee company is included in results of operations. Losses recognized in excess of the Company's investment due to an additional investment or financing requirements, or guarantees, are recorded as a liability in the consolidated financial statements.

    (d) Inventory

        Inventory, consisting of equipment to be utilized in the installation of telecommunications systems, services and networks for customers, is recorded at the

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(2)  Significant Accounting Policies (continued)

        lower of cost or market.

    (e) Property and Equipment

        Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of the fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. For equipment held under capital leases, depreciation is provided using the straight-line method over the estimated useful lives of the assets owned, or the related lease term, whichever is shorter. Estimated useful lives of major categories of property and equipment are as follows:


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

    (f) Deferred Costs

        The Company defers the incremental costs of obtaining financing instruments and of lease administration. Amortization of deferred costs is provided on a straight-line basis, which approximates the interest method, over the life of the related financing or lease agreement, the maximum term of which is ten years.

    (g) Impairment of Long-Lived Assets

        The Company provides for the impairment of long-lived assets pursuant to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to be generated by the asset is less than its carrying value. Measurement of the impairment loss is based on the fair value of the asset, which is generally determined using valuation techniques such as the discounted present value of expected future cash flows.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(2)  Significant Accounting Policies (continued)

    (h) Foreign Currency Translation Adjustments

        The functional currency for all foreign operations of NETCOM, which were sold during the year ended December 31, 1999, was the local currency.
        As such, all assets and liabilities denominated in foreign currencies were translated through March 16, 1999 at the exchange rate on the balance sheet date. Revenue and costs and expenses were translated at weighted average exchange rates prevailing during the period. Translation adjustments are included in other comprehensive loss, which is a separate component of stockholder's equity. Gains and losses resulting from foreign currency transactions are included in discontinued operations and are not significant for the periods presented.

    (i) Revenue Recognition

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

    (j) Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under the asset and liability method of SFAS 109, deferred tax assets and

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(2)  Significant Accounting Policies (continued)

        liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Effective January 1, 1999, the Company entered into a tax sharing agreement with ICG and its other subsidiaries. Together, the Company and ICG make up an affiliated group of corporations as defined in
        Section 1504 of the Internal Revenue Code and Treasury Regulations (the "Code"), and join in filing a consolidated federal income tax return. According to the tax sharing arrangement, the parties have mutually agreed to reimburse other members of the affiliated group should one member's income tax attributes be used to offset income or gains of another member through the filing of consolidated federal and combined state income tax returns.

    (k) Net (Loss) Income Per Share

        Shares outstanding prior to the Company's inception on January 23, 1998 consist solely of the common stock of NETCOM. At December 31, 1998 and 1999, the Company has 10 shares of common stock issued and outstanding, which are owned entirely by ICG. Accordingly, the Company does not present net (loss) income per share in its consolidated financial statements as such disclosure is not considered to be meaningful.

    (l) Stock-Based Compensation

        The Company participates in ICG's stock-based employee compensation plans. ICG accounts for its stock-based employee compensation plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (APB 25). The Company has provided pro forma disclosures of net (loss) income for all periods presented as if the fair value based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), had been applied and had the pro rata portion of compensation expense based on Company employee participation been allocated to the Company by ICG.
        Pro forma disclosures of net (loss) income per share is not presented as such disclosure is not considered to be meaningful.

ICG SERVICES, INC. AND SUBSIDIARIES

________________________________________________________________________________

(2)  Significant Accounting Policies (continued)

    (m) Use of Estimates

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

    (n) Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

(3) Discontinued Operations

    On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia and predecessor to EarthLink, Inc. (MindSpring). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company. MindSpring utilized the Company's network capacity under this agreement to provide Internet access to the dail-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

    On March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations for total proceeds of approximately $41.1 million. MetroNET Communications Corp., a Canadian entity, and Providence Equity Partners, located in Providence, Rhode Island (Providence), together purchased the 80% interest in

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(3) Discontinued Operations (continued)

    NETCOM Canada Inc. owned by NETCOM for approximately $28.9 million in cash. Additionally, Providence purchased all of the capital stock of NETCOM Internet Access Services Limited, NETCOM's operations in the United Kingdom, for approximately $12.2 million in cash.

    During the year ended December 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $178.9 million, net of income taxes of approximately $2.0 million, and payments required to be made under the tax sharing agreement of $16.3 million. Offsetting the gain on the sales is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expected to generate operating costs in excess of revenue under its network capacity agreement with MindSpring and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $34.7 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds were recognized in the Company's statement of operations as the Company incurred cash operating losses under the network capacity agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers were recognized in the Company's consolidated statement of operations as incurred. During the year ended December 31, 1999, the Company applied $29.3 million of deferred proceeds from the sale of the operating assets and liabilities of NETCOM to the network capacity agreement with MindSpring, which entirely offset the cost of the Company's operations under the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide similar wholesale capacity and other enhanced network services on an ongoing basis to MindSpring under a new agreement as well as to other ISPs and telecommunications providers. Operating results from such services will be included in the Company's statement of operations as incurred. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(4) Short-term Investments Available for Sale

    Short-term investments available for sale are comprised of the following:

                                                December 31,
                                       ------------------------------
                                          1998                1999
                                       ----------          ----------
                                               (in thousands)

       Certificates of deposit         $   31,000              10,442
       Commercial paper                     5,000                   -
       U.S. Treasury securities             5,000                   -
                                       ----------          ----------
                                       $   41,000              10,442
                                       ==========          ==========

    At December 31, 1998 and 1999, the estimated fair value of the Company's certificates of deposit, commercial paper and U.S. Treasury securities approximated cost. All certificates of deposit, commercial paper and U.S. Treasury securities included in short-term investments available for sale mature within one year.


(5) Property and Equipment

    Property and equipment, including assets held under capital leases, is comprised of the following:

                                                              December 31,
                                                       ------------------------
                                                          1998           1999
                                                       ---------       --------
                                                              (in thousands)
        Land                                           $      -          10,794
        Buildings and improvements                            -          36,203
        Furniture, fixtures and office equipment              -           6,862
        Machinery and equipment                           2,997          13,451
        Fiber optic equipment                            76,523         241,166
        Switch equipment                                 36,602         158,252
        Fiber optic network                              78,881         282,469
        Site improvements                                     -             810
        Construction in progress                        106,966         166,946
                                                       --------        --------
                                                        301,969         916,953
        Less accumulated depreciation                    (4,064)        (64,273)
                                                       --------        --------
                                                       $297,905         852,680
                                                       ========        ========

     Construction in progress consists of approximately $166.9 million of property and equipment which has not been placed in service at December 31, 1999 and, accordingly,

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(5)  Property and Equipment (continued)

     is not being depreciated. This amount primarily relates to telecommunications equipment and other assets purchased by ICG Equipment, but not yet leased to other subsidiaries of ICG.

     Substantially all of the assets described above have been pledged as security for long-term debt.

     The following is a summary of property and equipment held under capital leases or acquired pursuant to an IRU agreement as of December 31, 1999:

                                                           December 31,
                                               --------------------------------
                                                  1998                1999
                                               -----------         ------------
                                                         (in thousands)
        Fiber optic network                      $      -              141,633
        Switch equipment                                -                1,911
                                               ----------           ----------
                                                        -              143,544
        Less accumulated depreciation                   -               (2,645)
                                               ----------           ----------
                                                 $      -              140,899
                                               ==========           ==========

     Amortization of capital leases is included in depreciation and amortization or in loss from discontinued operations in the Company's consolidated statements of operations for all periods presented.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(5)  Property and Equipment (continued)

     The Company's property and equipment which is leased under operating leases to other subsidiaries of ICG is as follows:

                                                               December 31,
                                                        ------------------------
                                                           1998          1999
                                                        ----------    ----------
                                                              (in thousands)
        Furniture, fixtures and office equipment      $       -        4,631
        Machinery and equipment                           2,997       13,507
        Fiber optic equipment                            76,523      280,142
        Switch equipment                                 36,602      129,792
        Fiber optic network                              78,881      132,509
                                                      ---------     ----------
                                                        195,003      560,581
      Less accumulated depreciation                      (4,069)     (54,473)
                                                      ---------     ----------
                                                      $ 190,934      506,108
                                                      =========     ==========

     Minimum future rentals on non-cancelable operating leases with other subsidiaries of ICG are as follows at December 31, 1999 (in thousands):

          2000                                     $  107,131
          2001                                        108,295
          2002                                        108,826
          2003                                        107,310
          2004                                         90,976
          Thereafter                                  105,822
                                                   ----------
                                                   $  628,360
                                                   ==========


(6)  Investments

     On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier based in San Francisco, California (NorthPoint) which was converted into 555,555 shares of Class B common stock of NorthPoint (the NorthPoint Class B Shares) on May 5, 1999. The NorthPoint Class B shares are convertible on or after March 31, 2000 on a one-for- one basis into a voting class of common stock of NorthPoint. The Company is accounting for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares are converted into voting and tradable common stock of NorthPoint.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(6)  Investments (continued)

     On August 11, 1999, the Company purchased 1,250,000 shares of Series C Preferred Stock (the ThinkLink Preferred Stock) of International ThinkLink Corporation (ThinkLink), for $1.0 million in cash. The ThinkLink Preferred Stock will automatically convert to common stock upon the completion of the initial public offering of the common stock of ThinkLink or upon election to convert by the holders of a majority of the ThinkLink Preferred Stock. The conversion rate from the ThinkLink Preferred Stock to common stock of ThinkLink is initially one-for-one; however, such conversion rate is subject to adjustment. The Company has accounted for its investment in ThinkLink under the cost method of accounting. Dividends on the ThinkLink Preferred Stock will be included in income when paid. ThinkLink is an Internet and enhanced services provider.

     On November 15, 1999, the Company entered into an agreement to purchase a limited partnership interest in Centennial Strategic Partners VI, L.P. (Centennial). The primary purpose of the partnership is to invest in venture capital investments, principally by investing in equity or equity-oriented securities of privately held companies in the electronic communications industry. The Company has capital contribution commitments to Centennial of $1.0 million to be funded in installments through January 15, 2002. Through December 31, 1999, the Company had contributed approximately $0.3 million to the partnership. The Company has accounted for its investment in Centennial under the cost method of accounting.

     On August 27, 1998, the Company purchased, for $9.1 million in cash, the remaining 20% equity interest in ICG Ohio LINX, Inc. (ICG Ohio LINX) which ICG Telecom did not already own, including incremental costs of obtaining that investment of $0.1 million. ICG Ohio LINX is a facilities-based competitive local exchange carrier which operates a fiber optic telecommunications network in Cleveland and Dayton, Ohio. The Company has accounted for its investment in ICG Ohio LINX under the equity method of accounting. For the years ended December 31, 1998 and 1999, the Company included approximately $1.1 million and $1.8 million, respectively, in its consolidated statements of operations for its proportionate share of earnings of ICG Ohio LINX.

     On March 1, 1999, the Company purchased from ICG Telecom, for $35.1 million in cash, a 49% equity interest in ICG ChoiceCom, L.P. (ChoiceCom). Based in Austin, Texas, ChoiceCom currently provides local exchange and long distance services in Austin, Corpus Christi, Dallas, Houston and San Antonio, Texas. The Company accounts for its investment in ChoiceCom under the equity method of accounting. The remaining 51% equity interest in ChoiceCom is owned by ICG Telecom. Due to the related party nature

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(6)  Investments (continued)

     of the transaction, the Company has reflected the excess of ICG Telecom's book value of the net assets acquired over the consideration paid of $3.9 million as a contribution to equity in the accompanying consolidated financial statements. For the year ended December 31, 1999, the Company included approximately $9.8 million in its consolidated statement of operations for its proportionate share of losses of ChoiceCom.

(7)  Capital Lease Obligations

     The Company has payment obligations under various capital lease agreements for property and equipment. Required payments due each year on or before December 31 under the Company's capital lease obligations are as follows (in thousands):

         2000                                                     $      2,798
         2001                                                            1,004
         2002                                                              786
         2003                                                              786
         2004                                                              786
         Thereafter                                                     11,267
                                                                  ------------
           Total minimum lease payments                                 17,427
           Less amounts representing interest                           (9,692)
                                                                  ------------
           Present value of net minimum lease payments                   7,735
           Less current portion                                         (1,951)
                                                                  ------------
                                                                  $      5,784
                                                                  ============

     In December 1999, the Company entered into a maximum 20-year agreement with a major interexchange carrier to lease approximately 18,000 miles of long-haul capacity in various regions of the United States for $140.1 million, payable in installments through June 2000. The discounted value of the Company's remaining payments on the lease of $135.3 million is included in payable pursuant to IRU agreement in the accompanying consolidated balance sheet at December 31, 1999.



ICG SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued
--------------------------------------------------------------------------------------------------

(8)  Long-term debt is summarized as follows:

                                                                         December 31,
                                                        ------------------------------------------
                                                                 1998                    1999
                                                        ---------------------    -----------------
                                                                       (in thousands)
Senior Facility with adjustable rate of interest due on
 scheduled maturity dates, secured by assets of ICG
 Equipment and NetAhead (a)                               $            -               79,625
9 7/8% Senior discount notes, net of discount (b)                266,918              293,925
10% Senior discount notes, net of discount (c)                   327,699              361,290
Mortgage loan payable with adjustable rate of interest
 (14.77% at December 31, 1999) due in full on January
 31, 2013, secured by corporate headquarters (d)
                                                                       -               33,077
                                                        ---------------------    -----------------
                                                                 594,617              767,917
Less current portion                                                   -                 (750)
                                                        ---------------------    -----------------
                                                                $594,617              767,167
                                                        =====================    =================


(a)    Senior Facility

       On August 12, 1999 and amended on December 29, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. The Senior Facility is guaranteed by ICG Services and is secured by the assets of ICG Equipment and NetAhead, which are substantially all of the assets of ICG services.

       As required under the terms of the loan, the Company borrowed on August 12, 1999 the available $75.0 million on the $75.0 million term loan. The loan bears interest at an annual interest rate of LIBOR plus 3.5% or the base rate, as defined in the credit agreement, plus 2.5%, at the Company's option. At December 31, 1999, the $75.0 million term loan bears annual interest at LIBOR plus 3.5%, or 9.67%. Quarterly repayments commenced September 30, 1999 and require quarterly loan balance reductions of 0.25% through June 30, 2005 with the remaining outstanding balance to be repaid during the final three quarters of the loan term. The $75.0 million term loan matures on March 31, 2006. At December 31, 1999, the Company had $74.6 million outstanding under the $75.0 million term loan.

       On August 12, 1999, the Company borrowed $5.0 million on the $100.0 million term loan. The $100.0 million term loan is available for borrowing through August 10, 2000 at an initial annual interest rate of LIBOR plus 3.125% or the base rate, as

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(8)  Long-term Debt (continued)

        defined in the credit agreement, plus 2.125%, at the Company's option. At December 31, 1999, the $5.0 million outstanding under the $100.0 million term loan bears annual interest at LIBOR plus 3.125%, or 9.35%. Quarterly repayments commence September 30, 2002 and require aggregate loan balance reductions of 25% through June 30, 2003, 35% through June 30, 2004 and 40% through June 30, 2005. The $100.0 million term loan matures on June 30, 2005.

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

        The terms of the Senior Facility provide certain limitations on the use of proceeds, additional indebtedness, dividends, prepayment of the Senior Facility and other indebtedness and certain other transactions. Additionally, the Company is subject to certain financial covenants based on its results of operations and the results of operations of ICG. During the year ended December 31, 1999, certain defined terms in the credit agreement for the Senior Facility were amended to ensure that the Company would remain in compliance with the financial covenants of the Senior Facility.

        The amortization of the debt issuance costs is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

    (b) 9 7/8% Notes

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

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(8)  Long-term Debt (continued)

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

    (c) 10% Notes

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

    (d) Mortgage Loan Payable

        Effective January 1, 1999, the Company purchased ICG's corporate headquarters building, land and improvements (collectively, the "Corporate Headquarters") for approximately $43.4 million. The Company, through a newly formed subsidiary, financed the purchase primarily through a loan secured by a mortgage on the Corporate Headquarters, guaranteed by the Company. The amended loan agreement, dated May 1, 1999, requires monthly interest payments at an initial interest rate of 14.77% per annum, which rate increases annually by 0.003%, with the mortgage balance due in full on January 31, 2013. The seller of the Corporate Headquarters has retained an option to repurchase the Corporate Headquarters at the

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(8)  Long-term Debt (continued)

        original sales price, which option is exercisable from January 1, 2004 through January 31, 2012.

     Scheduled principal maturities of long-term debt as of December 31, 1999 are as follows (in thousands):


Year:
         2000                                                $         750
         2001                                                          750
         2002                                                          750
         2003                                                          750
         2004                                                          750
         Thereafter                                              1,004,202
                                                             -------------
                                                                 1,007,952
         Less unaccreted discount                                 (240,035)
         Less current portion                                         (750)
                                                             -------------
                                                             $     767,167
                                                             =============

(9)  Stock Options and Employee Stock Purchase Plan

     The NETCOM 1993 Stock Option Plan was assumed by ICG at the time of the merger, and approved by ICG's board of directors as an incentive and non-qualified stock option plan which provides for the granting of options to certain directors, officers and employees to purchase 2,720,901 shares of ICG Common Stock. A total of 2,073,277 options, net of cancellations, have been granted under this plan through December 31, 1999 at exercise prices ranging from $0.56 to $79.50, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under APB 25. The options granted under this plan are subject to various vesting requirements, generally three and five years, and expire within ten years from the date of grant.

     During the year ended December 31, 1998, ICG's board of directors approved incentive and non-qualified stock option plans and replenishments to those plans which provide for the granting of options to certain directors, officers and employees, including officers and employees of the Company, to purchase 3,400,000 shares of ICG Common Stock. A total of 487,552 options, net of cancellations, have been granted to employees of the Company under this plan at original exercise prices ranging from $11.38 to $35.75, none of which were less than 100% of the fair market value of the shares underlying options on the date of grant, and accordingly, no compensation expense was recorded for these options under

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(9)  Stock Options and Employee Stock Purchase Plan (continued)

     APB 25. The options granted under these plans are subject to various vesting requirements and expire in five and ten years from the date of grant.

     Additionally, during the year ended December 31, 1999, ICG's board of directors granted 5,150 non-qualified stock options, net of cancellations through December 31, 1999, to certain officers and employees of the Company at exercise prices ranging from $14.75 to $22.38, none of which were less than 100% of the fair market value of the shares underlying options on the date of the grant, and accordingly, no compensation expense was recorded for these options under APB 25. The non-qualified options granted during the year ended December 31, 1999 are subject to various vesting requirements and expire in ten years from the date of grant.

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

     During the year ended December 31, 1994, NETCOM's board of directors approved and adopted an Employee Stock Purchase Plan which was dissolved upon NETCOM's merger with ICG. Shares purchased under this plan were converted into an estimated 119,000 shares of ICG Common Stock.

     During the year ended December 31, 1998, the Company's employees became eligible to participate in ICG's Employee Stock Purchase Plan whereby employees can elect to designate 1% to 30% of their annual salary, to be used to purchase shares of ICG Common Stock, up to a limit of $25,000 in ICG Common Stock each year, at a 15% discount to fair market value. Stock purchases occur four times a year on February 1, May 1, August 1 and November 1, with the price per share equaling the lower of 85% of the market price at the beginning or end of the offering period. ICG is authorized to issue a total of 1,000,000 shares of ICG Common Stock to participants in the plan. During the years ended December 31, 1998 and 1999, ICG sold 10,080 and 13,589 shares, respectively, of ICG Common Stock to employees of the Company under this plan.

     ICG accounts for its stock-based employee and non-employee director compensation plans pursuant to the intrinsic value based method of APB 25. Had compensation

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(9)  Stock Options and Employee Stock Purchase Plan (continued)

     expense for ICG's plans been determined based on the fair market value of the options at the grant dates for awards under those plans consistent with the provisions of SFAS 123 and had the pro rata portion of compensation expense based on Company employee participation been allocated to the Company, the Company's pro forma net (loss) income would have been as presented below.

                                               Years ended December 31,
                                       -----------------------------------
                                          1997         1998        1999
                                       --------      --------    ---------
                                                  (in thousands)
         Net (loss) income:
           As reported                 $ (33,092)     (79,890)    162,340
           Pro forma                     (37,962)     (85,379)    160,910

     The fair value of each option grant to employees was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: an expected option life of 1.6 years for the year ended December 31, 1997, and three years for officers and other executives and two years for other employees for the years ended December 31, 1998 and 1999; expected volatility of 80% for the year ended December 31, 1997, and 70% for the years ended December 31, 1998 and 1999; and risk-free interest rates of 6% for the year ended December 31, 1997 and risk-free interest rates ranging from 4.11% to 5.66% for the year ended December 31, 1998 and 4.67% to 6.25% for the year ended December 31, 1999. Risk-free interest rates, as were currently available on the grant date, were assigned to each granted option based on the zero-coupon rate of U.S. Treasury bills to be held for the same period as the assumed option life. Since ICG does not anticipate issuing any dividends on the ICG Common Stock, the dividend yield for all options granted was assumed to be zero. The weighted average fair market value of options granted to Company employees during the years ended December 31, 1997, 1998 and 1999 was approximately $13.84, $12.96 and $11.19 per option, respectively.

     As options outstanding at December 31, 1999 will continue to vest in subsequent periods and additional options are expected to be awarded under existing and new plans, the above pro forma results are not necessarily indicative of the impact on net (loss) income in future periods.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(9)  Stock Options and Employee Stock Purchase Plan (continued)

     The following table summarizes the status of ICG's stock-based compensation plans for Company employees:

                                        Shares underlying       Weighted average           Options
                                             options             exercise price          exercisable
                                      -------------------    --------------------   -------------------
                                          (in thousands)                                (in thousands)

Outstanding at January 1, 1997                      1,631             $30.24               507
  Granted                                           1,831              16.11
  Exercised                                           (77)             12.96
  Canceled                                         (1,744)             29.84
                                             ------------

Outstanding at December 31, 1997                    1,641              15.67               495
  Granted                                           1,661              23.04
  Exercised                                          (706)             14.90
  Canceled                                         (1,282)             25.04
                                             ------------

Outstanding at December 31, 1998                    1,314              16.27               442
  Granted                                             375              21.53
  Exercised                                          (372)             15.20
  Canceled                                           (739)             18.61
  Transfers to parent                                  (8)             17.29
                                             ------------


Outstanding at December 31, 1999                      570              16.89               149
                                             ============

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(9)  Stock Options and Employee Stock Purchase Plan (continued)

     The following table summarizes information about options granted to Company employees outstanding at December 31, 1999:

                                          Options outstanding                               Options exercisable
                        --------------------------------------------------------   -------------------------------------
                                                  Weighted
                                                  average            Weighted                                Weighted
      Range of                                   remaining           average                                 average
      exercise                 Number           contractual          exercise             Number             exercise
       prices               outstanding             life              price            exercisable            price
---------------------   -----------------    ---------------    ----------------   -----------------    ----------------
                           (in thousands)        (in years)                           (in thousands)

  $ 5.20 - 15.65                  50               6.13              $13.98                  26               $6.17
   15.73 - 16.13                  62               7.11               15.25                  13                7.08
   16.44 - 18.25                 320               8.19               17.10                 106                7.30
   18.33 - 30.00                 138               8.85               19.65                   4                8.62
                              --------                                                    -------
                                 570                                                        149
                              ========                                                    =======


(10) Related Party Transactions

     The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or its subsidiaries or invoices paid by the Company on behalf of ICG or its Restricted Subsidiaries are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. Management believes that all transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable terms. All such transactions are settled in cash on a quarterly basis.

     ICG charged approximately $8.0 million and $46.8 million for the years ended December 31, 1998 and 1999, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(10) Related Party Transactions (continued)

     Company. Of these amounts, approximately $2.4 million and $0.9 million is included in the Company's selling, general and administrative expenses for the years ended December 31, 1998 and 1999, respectively. The Company charged to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries approximately $284.5 million and $607.9 million for the years ended December 31, 1998 and 1999, respectively. The net receivable of $145.5 and $203.0 as of December 31, 1998 and 1999, respectively, from ICG for intercompany charges is included in due from ICG in the Company's consolidated balance sheets. Accrued liabilities includes amounts due to ICG of approximately $22.5 million as of December 31, 1999 for accrued line costs and costs related to the purchase of equipment from ICG. Net interest income earned by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statements of operations and was approximately $4.6 million and $18.6 million for the years ended December 31, 1998 and 1999, respectively. Interest has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 10% and 12 1/2% per annum for the years ended December 31, 1998 and 1999, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective years.

     ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom for an aggregate purchase price of approximately $195.0 million and $466.7 million during the years ended December 31, 1998 and 1999, respectively. Additionally, ICG Equipment entered into separate agreements to lease $195.0 million and $374.1 million during the years ended December 31, 1998 and 1999, respectively, of telecommunications equipment to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. ICG Equipment recognized approximately $4.9 million and $79.1 million for the years ended December 31, 1998 and 1999, respectively, in revenue under its operating leases with ICG Telecom. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Equipment on or before 90 days from the purchase date. ICG Equipment submitted a request to ICG Telecom for independent appraisals of certain of the telecommunications equipment and fiber optic capacity purchased through June 30, 1999. The Company received the appraisals for certain transactions completed during the years ended December 31, 1998 and 1999 which determined the fair value of the purchased telecommunications equipment and fiber optic capacity exceeded the book value, and accordingly, the original purchase price, by $82.3 million. The Company has reflected the payment of the excess

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(10) Related Party Transactions (continued)

     of fair value over the original purchase price as a reduction of equity in the accompanying consolidated financial statements.

     Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (12.50% at December 31, 1999), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. ICG Equipment places assets in service upon the commencement of the respective lease term. ICG Equipment recognized approximately $5.0 million and $14.6 million for the years ended December 31, 1998 and 1999, respectively, of service fee revenue under this agreement. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $165.8 million at December 31, 1999. The Company begins depreciation on property and equipment at the time the assets are placed in service.

     In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM (prior to the disposition of the operations of NETCOM) and NetAhead and, accordingly, charges NETCOM and NetAhead for costs of any installation and recurring access to its network. For the year ended December 31, 1998, NETCOM incurred approximately $2.3 million for installation and recurring local access charges from ICG Telecom, which is included in loss from discontinued operations in the accompanying consolidated financial statements. For the year ended December 31, 1999, NETCOM and NetAhead together incurred approximately $4.3 million for installation and recurring local access charges from ICG Telecom, which is included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM, and in operating costs for those charges relating to NetAhead, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities, in the Company's consolidated financial statements for the year ended December 31, 1999. Conversely, NetAhead provides the use of its network to ICG Telecom in NetAhead's and ICG Telecom's joint service offerings. For the year ended December 31, 1999, NetAhead recognized approximately $1.2 million of revenue from ICG Telecom for network services provided to ICG Telecom in conjunction with NetAhead's and ICG Telecom's joint service offerings of Internet protocol
     (IP) telephony services and other enhanced data services. Additionally, included in cost of services of NetAhead is approximately $1.4 million for the year ended December 31, 1999 for costs incurred by NetAhead associated with NetAhead's and ICG Telecom's joint service offerings of IP telephony services and other enhanced data services.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(10) Related Party Transactions (continued)

     Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters. The Company assumed the lease from the prior owner upon acquisition and is leasing the Corporate Headquarters to a subsidiary of ICG under an operating lease. For the year ended December 31, 1999, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $4.8 million under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements. The Company received $2.5 million from the subsidiary as a security deposit on the operating lease, which is included in other long-term liabilities in the Company's consolidated financial statements.

     During the year ended December 31, 1999, the Company recorded a liability of $16.3 million to reimburse ICG for income tax losses generated by ICG's other subsidiaries which were used to offset current income tax liabilities of the Company in accordance with the tax sharing agreement.

(11)  Commitments and Contingencies

      (a)  Network Construction and Capital Purchase Commitments

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

           The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $159.5 million at December 31, 1999.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(11)  Commitments and Contingencies (continued)

      (b)  Litigation

           NETCOM, now NetAhead, is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      (c)  Operating Leases

           The Company leases office space and equipment under non-cancelable operating leases. Lease expense was approximately $3.2 million for the year ended December 31, 1999, however, all rent expense during the year ended December 31, 1999 was incurred by NetAhead and was entirely offset against the deferred proceeds from the sale of the operating assets and liabilities of NETCOM allocated to the network capacity agreement with MindSpring. Minimum lease payments due each year on or before December 31 under the Company's operating leases are as follows (in thousands):

                    2000                                    $   2,057
                    2001                                        1,661
                    2002                                        1,367
                    2003                                        1,228
                    2004                                        1,303
                    Thereafter                                  6,387
                                                            ---------
                                                            $  14,003
                                                            =========


(12) Business Units

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

     Set forth below are revenue, EBITDA (which represents the measure of operating performance used by management to evaluate operating results), depreciation, interest expense, capital expenditures of continuing operations and total assets for Leasing Services and all other subsidiaries of the Company combined. As described in note 3, the

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(12) Business Units (continued)

     operating results of the Company reflect the operations of NETCOM as discontinued for all periods presented.

                                                         Years ended December 31,
                                          --------------------------------------------------
                                              1997               1998               1999
                                          --------------   --------------    ---------------
                                                            (in thousands)
Revenue:
    Leasing Services                      $       -             9,911             98,511
    All other                                     -                 -              1,604
                                          --------------   --------------    ---------------
       Total revenue                      $       -             9,911            100,115
                                          ==============   ==============    ===============

EBITDA (a):
    Leasing Services                      $       -             9,379             97,621
    All other                                     -            (3,229)            (3,067)
                                          --------------   --------------    ---------------
       Total EBITDA                       $       -             6,150             94,554
                                          ==============   ==============    ===============

Depreciation (b):
    Leasing Services                      $       -             4,064             46,633
    All other                                     -                 -              8,701
                                          --------------   --------------    ---------------
       Total depreciation                 $       -             4,064             55,334
                                          ==============   ==============    ===============

Interest expense (b):
    Leasing Services                      $       -                 -              7,956
    All other                                     -            45,522             66,395
                                          --------------   --------------    ---------------
       Total interest expense             $       -            45,522             74,351
                                          ==============   ==============    ===============

Share of net earnings (losses) of
    equity investees:
       Leasing Services                   $       -                 -                  -
       All other                                  -             1,075             (8,019)
                                          --------------   --------------    ---------------
           Total share of net earnings
               (losses) of equity
                investees                 $       -             1,075             (8,019)
                                          ==============   ==============    ===============
                                                                               (Continued)

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(12)   Business Units (continued)

                                                                 Years ended December 31,
                                                    ------------------------------------------------
                                                         1997             1998              1999
                                                    ------------     ------------      -------------
                                                                    (in thousands)
Extraordinary gain on sales of
  operations of NETCOM:
   Leasing Services                                 $       -                -                 -
   All other                                                -                -           178,917
                                                    ------------     ------------      -------------
    Total extraordinary gain on sales
     of operations of NETCOM                        $       -
                                                    ============     ============      =============

Capital expenditures of continuing
  operations (c):
   Leasing Services                                 $       -          301,969           468,047
   All other                                                -                -           177,390
                                                    ------------     ------------      -------------
    Total capital
     expenditures of
     continuing operations                          $       -          301,969           645,437
                                                    ============     ============      =============


                                                            December 31,
                                                   -------------------------------
                                                        1998              1999
                                                   -------------       -----------
                                                                  (in thousands)
Investments accounted for under the
  equity method:
   Leasing Services                                  $        -              -
   All other                                             10,179         41,152
                                                     ----------       --------
    Total investments accounted
     for under the equity method                     $   10,179         41,152
                                                     ==========       ========

Total assets:
   Leasing Services                                  $  292,300        713,166
   All other (d)                                        195,664        355,406
   Net non-current assets of discontinued
    operations                                           54,023              -
   Due from ICG                                         137,762        119,185
                                                     ----------      ---------
    Total assets                                     $  679,749      1,187,757
                                                     ==========    ===========

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(12)  Business Units (continued)

      (a) EBITDA consists of loss from continuing operations before interest, income taxes, depreciation, other expense, net, and share of net earnings (losses) of equity investees, or operating income plus depreciation. EBITDA is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows from operating activities or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

      (b) Although not included in EBITDA (which represents the measure of operating performance used by management to evaluate operating results), the Company has supplementally provided depreciation and interest expense for each of the Company's Leasing Services and all other Company subsidiaries combined. Interest expense excludes amounts charged by ICG Services, Inc. to ICG Equipment, Inc. (Leasing Services) for interest on outstanding cash advances and expense allocations.

      (c) Capital expenditures includes assets acquired under capital leases and excludes payments for construction of the Company's headquarters and corporate headquarters assets acquired through the issuance of long-term debt.

      (d) Total assets excludes the investment in ICG Equipment, Inc. (Leasing Services) which eliminates in consolidation.

(13)  Income Taxes

      Current income taxes paid during the years ended December 31, 1997, 1998 and 1999 represents foreign and state income taxes relating to operations of NETCOM in foreign countries and in states requiring separate entity tax returns, and is included in loss from discontinued operations or the extraordinary gain in the Company's consolidated financial statements.

      Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate to loss before income taxes primarily because the Company has not recognized the income tax benefit of certain of its net operating loss carryforwards and other deferred tax assets due to the uncertainty of realization.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(13) Income Taxes (continued)

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are as follows:

                                                            December 31,
                                                   ----------------------------
                                                       1998             1999
                                                   ------------      ----------
                                                           (in thousands)
Deferred income tax liabilities:
 Property and equipment, due to excess
  purchase price of tangible assets and
  differences in depreciation for book
  and tax purposes                                   $  2,252          26,515
                                                     --------         -------

Deferred income tax assets:
 Net operating loss carryforwards                     (64,186)        (67,770)
 Accrued expenses not currently deductible
  for tax purposes                                          -          (1,281)
 Less valuation allowance                              61,934          42,536
                                                     --------         -------
 Net deferred income tax assets                        (2,252)        (26,515)
                                                     --------         -------
 Net deferred income tax liability                   $      -               -
                                                     ========         =======

     As of December 31, 1999, the Company has federal net operating loss carryforwards (NOLs) of approximately $169.4 million which expire in varying amounts through December 31, 2018. Due to the provisions of
     Section 382 and certain other provisions of the Code, the utilization of these NOLs may be limited. The Company is also subject to certain state income tax laws, which will also limit the utilization of NOLs for state income tax purposes.

     A valuation allowance has been provided for the full amount of the deferred tax asset as management is not presently able to determine when the Company will generate future taxable income.

(14) Employee Benefit Plans

     Prior to the merger with ICG, NETCOM established salary reduction savings plans under Section 401(k) of the Code which NETCOM administered for participating employees.All full-time employees were covered under the plan after meeting minimum service and age requirements. Under the plans available to NETCOM employees from January 1, 1997 through June 30, 1998, NETCOM made a matching contribution of 100% of each

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(14) Employee Benefit Plans (continued)

     employee's contribution up to a maximum of 3% of the employee's eligible earnings. Aggregate matching contributions under NETCOM's employee benefit plans were approximately $0.6 million and $0.3 million for the years ended December 31, 1997 and 1998, respectively, which is included in loss from discontinued operations in the Company's statements of operations.

(15) Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents and short-term investments available for sale:

     The carrying amount approximates fair value because of the short maturities of such instruments.

     Long-term investments:

     The fair values of long-term investments for which it is practicable are estimated based on the quoted market prices for those or similar investments. The long-term investments for which it is not practicable to estimate the fair value relate to cost and equity investments in unrelated entities for which there is no market.

     Long-term debt:

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues for the Senior Discount Notes which are publicly traded. The fair value of both the Senior Facility and the mortgage loan payable are estimated to be the carrying amount of the debt as the debt instruments are not publicly traded and have stated fixed or LIBOR plus a fixed percent interest rates.

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(15) Fair Value of Financial Instruments (continued)

     The estimated fair values of the Company's financial instruments are as follows:

                                                         December 31,
                            --------------------------------------------------------------------
                                         1998                                  1999
                            ---------------------------------       ----------------------------
                                                        (in thousands)
                                 Carrying                            Carrying
                                  Amount         Fair Value           Amount        Fair Value
                                 --------      --------------        --------     --------------
Cash and cash equivalents
 and short-term investments
 available for sale                $ 155,380     $ 155,380         $  53,664        $  53,664


Restricted Cash                            -             -             1,030            1,030
Long-term investments
 Not practicable                      10,179             -            42,402                -
 Practicable                               -             -            10,000           13,333
Long-term debt:
 Senior Facility                           -             -           (79,625)         (79,625)
 Senior Discount Notes              (594,617)     (467,103)         (655,215)        (462,712)
 Mortgage loan payable                     -             -           (33,077)         (33,077)

(16) Events Subsequent to Date of Independent Auditors' Report (Unaudited)

     On February 22, 2000, the Company purchased 61,845 shares of restricted Series D Preferred Stock (Cyras Preferred Stock) of Cyras Systems, Inc., (Cyras), for approximately $1.0 million. Cyras is a manufacturer of telecommunications equipment. Dividends on the Cyras Preferred Stock are 8% per annum, noncumulative and payable in cash or any Cyras assets legally available and as declared by the board of directors of Cyras. The Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras upon the initial public offering of the common stock of Cyras or upon the election to convert by more than 66% of all of the preferred stockholders of Cyras.

     During the first quarter of 2000, the Company signed letters of intent with its two biggest vendors, Lucent Technologies, Inc. and Cisco Systems, Inc. for financing of future capital expenditures. The Company believes that these proposed financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of Lucent and Cisco equipment. It is anticipated that the Lucent credit agreement will provide the Company with up to $250.0 million of long-term debt financing which can be drawn down during the year following the closing to purchase network equipment. Under the terms of the Lucent letter of intent, the Company will commit to purchase a minimum of $175.0 million of equipment with principal amounts outstanding required to be repaid in quarterly installments over a five-year period beginning 2001. The proposed Cisco credit facility will

ICG SERVICES, INC. AND SUBSIDIARIES

______________________________________________________________________________

(16) Events Subsequent to Date of Independent Auditors' Report (Unaudited) (continued)

     provide the Company with up to $180 million of capital lease financing with a three-year repayment term. During the first quarter of 2000, $50.0 million of the capital lease financing with Cisco was finalized, however, no amounts have been drawn down under this facility.

     In February 2000, the Company's parent, ICG, announced that it had entered into an agreement to sell approximately $750.0 million (before estimated expenses and fees of $45 million) of convertible preferred stock in ICG to three investors: affiliates of Liberty Media Corporation (Liberty), Hicks, Muse, Tate & Furst Incorporated (Hicks Muse) and Gleacher Capital Partners (Gleacher). Under the terms of the transaction, Liberty will invest $500.0 million, Hicks Muse will invest $230.0 million and Gleacher will invest $20.0 million in exchange for a total of 750,000 shares of Series A convertible preferred stock at $1,000 per share. The preferred stock will be convertible into ICG's common stock at a conversion rate of $28.00 per common share. ICG will also issue 10 million common stock warrants which will be exercisable at $34.00 per share. The proceeds from this new equity investment will be used principally by ICG and the Company to fund network expansion.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ICG Services, Inc.



                                      By: /s/ J. Shelby Bryan
                                          --------------------------------
                                          J. Shelby Bryan
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

                                      Date:  March 29, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                               Title                      Date
        ---------                                               -----                      ----
                                     Chairman of the Board of Directors and Chief
                                     Executive Officer (Principal Executive
/s/ J. Shelby Bryan                  Officer)                                           March 29, 2000
------------------------------------
J. Shelby Bryan

                                     Executive Vice President, Chief Financial
                                     Officer (Principal Financial Officer) and          March 29, 2000
/s/ Harry R. Herbst                  Director
------------------------------------
Harry R. Herbst

                                     Vice President, Controller (Principal
/s/ John V. Colgan                   Accounting Officer) and Director                   March 29, 2000
------------------------------------
John V. Colgan


/s/ William S. Beans, Jr.            President and Director                             March 29, 2000
-----------------------------------
William S. Beans, Jr.

                                     Executive Vice President, General Counsel,
/s/ H. Don Teague                    Secretary and Director                             March 29, 2000
-----------------------------------
H. Don Teague

                              INDEX TO EXHIBITS
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   EXHIBITS

4.10: Amendment and Waiver No. 2 to the Loan Documents, dated as of December 29, 1999, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

4.11: Amendment No. 3 to the Loan Documents, dated as of February 11, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

10.5: Employment Agreement, dated as of July 1, 1999, between ICG Communications, Inc. and Michael D. Kallet.

21.1:          Subsidiaries of the Registrant.

27.1: Financial Data Schedule of ICG Services, Inc. for the Year Ended December 31, 1999.