Form 10-Q
period 2000-03-31
ICG SERVICES INC
filed 2000-05-11
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     On May 10, 2000, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS

PART I ........................................................................3
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ...............................3
              Consolidated Balance Sheets as of December 31, 1999
                 and March 31, 2000 (unaudited)................................3
              Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1999 and 2000 (unaudited).....................5
              Consolidated Statement of Stockholders' Equity for
                 the Three Months Ended March 31, 2000 (unaudited).............6
              Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1999 and 2000 (unaudited) ....................7
              Notes to Consolidated Financial Statements (unaudited) ..........9
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS ............................17
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....23

PART II ......................................................................25
      ITEM 1. LEGAL PROCEEDINGS ..............................................25
      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ......................25
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES ................................25
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............25
      ITEM 5. OTHER INFORMATION ..............................................25
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  ..............................25
              Exhibits .......................................................25
              Reports on Form 8-K ............................................25

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                December 31, 1999 and March 31, 2000 (unaudited)


                                                   December 31,    March 31,
                                                       1999          2000
                                                  -------------  -------------
Assets                                                   (in thousands)

Current assets:
  Cash and cash equivalents                       $    43,222        11,361
  Short-term investments available for
     sale                                              10,442        22,635
  Receivables:
     Network services, including
        amounts due from ICG (notes
        5 and 6)                                        7,412        10,828
     Leasing services, due from ICG
        (notes 5 and 6)                                66,652        63,324
     Due from ICG (notes 5 and 6)                     128,893       121,690
     Other                                                500         2,700
                                                  -------------  -------------
                                                      203,457       198,542
                                                  -------------  -------------

  Prepaid expenses, deposits and
     inventory                                          2,942         3,178
                                                  -------------  -------------
        Total current assets                          260,063       235,716
                                                  -------------  -------------

  Property and equipment                              916,953     1,037,460
     Less accumulated depreciation                    (64,273)      (88,536)
                                                  -------------  -------------
        Net property and equipment                    852,680       948,924
                                                  -------------  -------------

  Restricted cash                                       1,030         1,041
  Investments in partnership interests,
     common stock, and restricted and
     exchangeable preferred stock (note 4)             11,250         2,400
  Investments, accounted for under the
     equity method (note 4)                            41,152        35,944
  Deferred financing and lease
     administration costs, net of
     accumulated amortization of $3.9
     million and $4.7 million at December
     31, 1999 and March 31, 2000,
     respectively                                      20,663        20,590
  Other assets                                            919           866
                                                  -------------  -------------

     Total assets (note 8)                        $ 1,187,757     1,245,481
                                                  =============  =============
                                                                  (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                                                   December 31,    March 31,
                                                       1999          2000
                                                  -------------  -------------
Liabilities and Stockholders' Equity                     (in thousands)

Current liabilities:
  Accounts payable                                $   113,372        64,522
  Payable pursuant to IRU agreement                   135,322       157,618
  Accrued liabilities, including amounts
     due to ICG (note 6)                               38,718        19,529
  Deferred gain on sale (note 3)                        5,475             -
  Current portion of capital lease
     obligations                                        1,951         5,053
  Current portion of long-term debt (note 5)              750           750
                                                  -------------  -------------
     Total current liabilities                        295,588       247,472
                                                  -------------  -------------

Capital lease obligations, less current
  portion                                               5,784        13,302
Long-term debt, net of discount, less
  current portion (note 5)                            767,167       878,042
Other long-term liabilities (note 6)                    2,500         2,500
                                                  -------------  -------------

     Total liabilities                              1,071,039     1,141,316
                                                  -------------  -------------

Stockholders' equity:
  Common stock, $.01 par value, 1,000
     shares authorized; 10 shares issued and
     outstanding at December 31, 1999 and
     March 31, 2000                                         -             -
  Additional paid-in capital                          129,402       129,402
  Accumulated deficit                                 (12,684)      (27,566)
  Accumulated other comprehensive income                    -         2,329
                                                  -------------  -------------
    Total stockholders' equity                        116,718       104,165
                                                  -------------  -------------

Commitments and contingencies (notes 5 and 6)

     Total liabilities and stockholders'
        equity                                    $ 1,187,757     1,245,481
                                                  =============  =============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                 Three months ended
                                                     March 31,
                                               -----------------------
                                                 1999         2000
                                               ----------  -----------
                                                   (in thousands)

Revenue (notes 6 and 8)                        $  14,603      43,826

Operating costs and expenses:
  Operating costs                                    586       9,446
  Selling, general and administrative
     expenses, including amounts allocated
     from ICG (note 6)                               389       2,093
  Depreciation (note 8)                            7,130      21,184
                                               ----------  -----------
     Total operating costs and expenses            8,105      32,723
                                               ----------  -----------

     Operating income                              6,498      11,103

Other (expense) income:
  Interest expense (notes 5 and 8)               (15,638)    (24,879)
  Interest income, including amounts earned
     from ICG (note 6)                             8,315       3,922
  Other income, net, including unrealized
     gain on marketable trading securities
     in 1999 and realized gain on
     available for sale securities in 2000           439         180
                                               ----------  -----------
                                                  (6,884)    (20,777)
                                               ----------  -----------

Loss before share of losses of equity
  investees and extraordinary gain                  (386)     (9,674)
Share of losses of equity investees (note 8)      (1,262)     (5,208)
                                               ----------  -----------

Loss before extraordinary gain                    (1,648)    (14,882)
                                               ----------  -----------

Extraordinary gain on sales of operations
  of NETCOM, net of income taxes of $6.4
  million (notes 3 and 8)                        193,029           -
                                               ----------  -----------

  Net (loss) income                            $ 191,381     (14,882)
                                               ==========  ===========

Other comprehensive income:
  Unrealized gain on available for sale
     securities                                        -       2,329
                                               ----------  -----------
  Comprehensive (loss) income                  $ 191,381     (12,553)
                                               ==========  ===========

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholders' Equity
                  Three Months Ended March 31, 2000 (unaudited)

                                                                                  Accumulated
                                  Common stock       Additional                      other           Total
                                -----------------     paid-in      Accumulated   comprehensive    stockholders'
                                Shares    Amount      capital        deficit         income          equity
                                -------  --------   -----------   ------------- ---------------  ---------------
                                                  (in thousands)

Balances at January 1, 2000        -     $   -        129,402        (12,684)              -         116,718
  Unrealized holding gain on
     available for sale
     securities, arising
     during the period,
     net of tax                    -         -              -              -           2,810           2,810
  Reclassification adjustment,
     realized gain on available
     for sale securities           -         -              -              -            (481)           (481)
  Net loss                         -         -              -        (14,882)              -         (14,882)
                                -------  --------   -----------   ------------- ---------------  ---------------
Balances at March 31, 2000         -     $   -        129,402        (27,566)          2,329         104,165
                                =======  ========   ===========   ============= ===============  ===============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                          1999        2000
                                                       -----------  -----------
                                                           (in thousands)
Cash flows from operating activities:
  Net (loss) income                                    $  191,381     (14,882)
  Extraordinary loss (gain) on sales of
     operations                                          (193,029)          -
  Adjustments to reconcile net (loss)
     income to net cash (used) provided by
     operating activities:
        Recognition of deferred gain                       (3,805)     (6,239)
        Share of losses of equity investees                 1,262       5,208
        Depreciation                                        7,130      21,184
        Provision for uncollectible accounts                    -         207
        Interest expense deferred and included in
           long-term debt                                  14,578      16,062
        Amortization of deferred financing costs
           included in interest expense                       441         619
        Amortization of deferred lease
           administration costs included in selling,
           general and administrative expenses                 63         118
        Unrealized gain on marketable trading
           securities in 1999 and realized
           gain on available for sale securities
           in 2000                                           (439)       (481)
        Other noncash expenses                                  -         301
        Change in operating assets and liabilities:
           Receivables                                     (3,827)      2,711
           Prepaid expenses, deposits and inventory          (148)       (192)
           Accounts payable and accrued liabilities        (9,987)    (67,575)
                                                       -----------  -----------
              Net cash (used) provided by operating
                 activities                                 3,620     (42,959)
                                                       -----------  -----------
Cash flows from investing activities:
  Acquisition of property, equipment and other
     assets                                               (64,054)    (44,778)
  Payments for construction of corporate
     headquarters                                               -      (1,699)
  Proceeds from sale of available for sale
     securities                                                 -       2,201
  Proceeds from sales of short-term
     investments available for sale                         4,353      (1,584)
  Investment in equity investee                           (35,093)          -
  Proceeds from sales of operations of NETCOM,
     net of cash included in sale                         252,881           -
  Purchase of investments                                 (27,466)     (1,150)
  Increase in restricted cash                                   -         (11)
                                                       -----------  -----------
     Net cash (used) provided by investing
        activities                                        130,621     (47,021)
                                                       -----------  -----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                      -      95,000
  Deferred financing and lease administration
     costs                                                   (863)       (664)
  Principal payments on capital lease
     obligations                                           (1,131)       (832)
  Payments on IRU agreement                                     -     (35,198)
  Principal payments on long-term debt                       (578)       (187)
                                                       -----------  -----------
     Net cash provided (used) by financing
        activities                                         (2,572)     58,119
                                                       -----------  -----------
     Net increase (decrease) in cash and cash
        equivalents                                       131,669     (31,861)
     Net cash provided (used) by discontinued
        operations                                         (5,107)          -
Cash and cash equivalents, beginning of period            114,380      43,222
                                                       -----------  -----------
Cash and cash equivalents, end of period               $  240,942      11,361
                                                       ===========  ===========
                                                                    (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
             Three Months Ended March 31, 1999 and 2000 (unaudited)


                                                         Three months ended
                                                              March 31,
                                                       ------------------------
                                                          1999        2000
                                                       -----------  -----------
                                                           (in thousands)

Supplemental disclosure of cash flows information
  of continuing operations:
     Cash paid for interest                            $     619        5,975
                                                       ===========  ===========
     Cash paid for taxes                               $     409          220
                                                       ===========  ===========

Supplemental disclosure of noncash investing and
  financing activities of continuing operations:
     Acquisition of corporate headquarters assets
        through the issuance of long-term debt
        and conversion of security deposit             $  33,719            -
                                                       ===========  ===========

     Assets acquired pursuant to IRU agreement                 -       57,494
     Assets acquired under capital leases              $   3,760       11,454
                                                       -----------  -----------
        Total                                          $   3,760       68,948
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                December 31, 1999 and March 31, 2000 (unaudited)


(1)   Organization and Nature of Business

      ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG Communications, Inc., a Delaware corporation ("ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM (see note
      3). On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

      On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("ICG Equipment"), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

      The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that complement ICG's business strategy. By leveraging its relationship with ICG, the Company intends to capitalize on the growth in demand for telecommunications equipment and services provided by the Company.

(2)   Significant Accounting Policies

      (a) Basis of Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

                       ICG SERVICES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2)   Significant Accounting Policies (continued)

      (b) Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25 ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to sock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before January 1, 2000, the effects of applying this Interpretation are to be recognized on a prospective basis. The Company has not yet assessed the impact, if any, that FIN 44 might have on its financial position or results of operations.

          In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101A, which delayed the implementations date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 15, 2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective at the beginning of its fiscal year end 2001. The Company does not believe that the adoption of SFAS 133 will have a material effect on the Company's financial position or results of operations.

      (c) Reclassifications

          Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

(3)   Discontinued Operations

      On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an ISP located in Atlanta, Georgia and predecessor to Earthlink, Inc. ("MindSpring"). Total proceeds from the sale were $245.0 million, consisting of $215.0 million in cash and 376,116 shares of common stock of MindSpring, valued at approximately $79.76 per share at the time of the transaction. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). The MindSpring Capacity Agreement was amended during the first quarter of 2000 to extend the terms of the agreement through May 2000. MindSpring utilized the Company's network capacity under this agreement to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(3)   Discontinued Operations (continued)

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

      During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. The gain and related income taxes were adjusted during the nine months ended December 31, 1999 to reflect actual results. Offsetting the gain on the sales during the three months ended March 31, 1999 is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Additionally, since the Company expected to generate operating costs in excess of revenue under the MindSpring Capacity Agreement and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the network capacity agreement, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to the network capacity agreement. The deferred proceeds were recognized in the Company's statement of operations as the Company incurred cash operating losses under the network capacity agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the term of the agreement. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring, was recognized in the Company's consolidated statement of operations as incurred. During the three months ended March 31, 2000, $6.2 million in losses related to the MindSpring customers were offset against the deferred amount. As of March 31, 2000, all amounts deferred in relation to the MindSpring Capacity Agreement have been offset by losses incurred under the agreement. The Company, through NetAhead, is currently utilizing the retained network operating assets to provide wholesale capacity and other enhanced network services on an ongoing basis to MindSpring under an extension of the original network capacity agreement as well as to other ISPs and telecommunications providers. Operating results from such services have been included in the Company's statement of operations as incurred. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

(4)   Investments

      On February 22, 2000, the Company purchased 61,845 shares of restricted Series D Preferred Stock ("Cyras Preferred Stock") of Cyras Systems, Inc., ("Cyras"), for approximately $1.0 million. Cyras is a manufacturer of telecommunications equipment. Dividends on the Cyras Preferred Stock are 8% per annum, noncumulative and payable in cash or any Cyras assets legally available and as declared by the board of directors of Cyras. The Cyras Preferred Stock is automatically convertible into shares of common stock of Cyras upon the initial public offering of the common stock of Cyras or upon the election to convert by more than 66% of all of the preferred stockholders of Cyras.

      On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock (the "NorthPoint Preferred Stock") of NorthPoint Communications Holdings, Inc., a Delaware corporation and competitive local exchange carrier ("CLEC") based in San Francisco, California ("NorthPoint") which was converted into 555,555 shares of Class B Common Stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares were converted on March 30, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(4)   Investments (continued)

      The Company accounted for its investment in NorthPoint under the cost method of accounting until the NorthPoint Class B Shares were converted into voting and tradable common stock of NorthPoint, after which the investment was classified as an available for sale security. During the three months ended March 31, 2000, the Company sold 95,555 of the NorthPoint common shares for proceeds of approximately $2.2 million. A gain of approximately $0.5 million was recognized on the sale. All shares remaining at March 31, 2000 are classified as available for sale with unrealized gains on the investment of $2.3 million recorded as a component of stockholders' equity.

      Investments accounted for under the equity method include the Company's 20% and 49% investments in ICG Ohio LINX, Inc. and ICG ChoicCom, L.P., respectively.

(5)   Long-term Debt

      Long-term debt is summarized as follows:

                                                     December 31,    March 31,
                                                        1999           2000
                                                    -------------  -------------
                                                           (in thousands)

      Senior Facility due on scheduled maturity
         dates, secured by substantially all of
         the assets of ICG Equipment and NetAhead
         at weighted average interest rates ranging
         from 9.26% to 9.65% for the three months
         ended March 31, 2000 (a)                    $   79,625        174,438
      9 7/8% Senior discount notes, net of discount     293,925        301,064
      10% Senior discount notes, net of discount        361,290        370,213
      Mortgage loan payable with adjustable rate
         of interest (15.21% at March 31, 2000),
         due monthly into 2013, secured by
         corporate headquarters                          33,077         33,077
                                                    -------------  -------------
                                                        767,917        878,792
      Less current portion                                 (750)          (750)
                                                    -------------  -------------
                                                     $  767,167        878,042
                                                    =============  =============


      (a) Senior Facility

          During the quarter ended March 31, 2000, the Company borrowed the remaining $95.0 million available under the $100.0 million term loan. The $100.0 million outstanding under the $100.0 million term loan bears interest at a weighted average interest rate of 9.26% for the three months ended March 31, 2000.

(6)   Related Party Transactions

      The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)   Related Party Transactions (continued)

      service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its Restricted Subsidiaries, contain fair and reasonable terms. All such transactions are settled in cash on a quarterly basis.

      For the three months ended March 31, 1999 and 2000, ICG charged approximately $2.8 million and $53.6 million, respectively, to the Company for intercompany transfers and direct and indirect costs incurred by ICG and its Restricted Subsidiaries on behalf of the Company. Of these amounts, approximately $0.3 million and $1.2 million are included in the Company's selling, general and administrative expenses for the three months ended March 31, 1999 and 2000, respectively. In addition, for the three months ended March 31, 1999 and 2000, the Company charged approximately $125.2 million and $181.4 million, respectively, to ICG and its Restricted Subsidiaries for intercompany transfers and direct and indirect costs incurred by the Company on behalf of ICG and its Restricted Subsidiaries. The net receivable from ICG for all intercompany charges combined is included in due from ICG in the Company's consolidated balance sheets. Net interest income accrued by the Company on outstanding balances from ICG and its Restricted Subsidiaries is included in interest income in the Company's consolidated statement of operations and was approximately $5.9 million and $3.2 million for the three months ended March 31, 1999 and 2000, respectively. Interest has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries at 12.5% and 10.15% per annum for 1999 and 2000, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

      During the three months ended March 31, 1999 and 2000, ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom for an aggregate purchase price of approximately $64.1 million and $39.9 million, respectively. Additionally, ICG Equipment entered into separate agreements to lease $96.5 million and $53.7 million during the three months ended March 31, 1999 and 2000, respectively, of telecommunications equipment to ICG Telecom under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. ICG Equipment recognized approximately $11.1 million and $30.6 million during the three months ended March 31, 1999 and 2000, respectively, in revenue under its operating leases with ICG Telecom. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG Telecom and ICG Equipment on or before 90 days from the purchase date.

      Additionally, under a master lease agreement between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (13.0% at March 31, 2000), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. ICG Equipment places assets in service upon the commencement of the respective lease term. For the three months ended March 31, 1999 and 2000, ICG Equipment recognized approximately $2.3 million and $5.0 million, respectively, of monthly service fee revenue under this agreement. The amount of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service, was approximately $75.2 million and $151.6 million at March 31, 1999 and 2000, respectively. The Company begins depreciation on property and equipment at the time the assets are placed in service.

      NetAhead also earned revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), of $2.7 million for the three months ended March 31, 2000 for DataChoice's use of NetAhead's RAS assets.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(6)   Related Party Transactions (continued)

      Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters and subsequently assumed the prior lessor's operating lease of the Corporate Headquarters assets to a Restricted Subsidiary of ICG. For both the three months ended March 31, 1999 and 2000, the Company earned leasing revenue from the Restricted Subsidiary of ICG of approximately $1.2 million, under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements.

(7)   Commitments and Contingencies

      During the first quarter of 2000, the Company signed a letter of intent with Cisco Systems, Inc. for financing of future capital expenditures. The Company believes that the proposed financing agreement will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The proposed Cisco credit facility will provide the Company with up to $180.0 million of capital lease financing with a three-year repayment term. During the first quarter of 2000, $50.0 million of the capital lease financing with Cisco was finalized and $11.5 million was drawn down under the facility.

      The Company has entered into various other equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. In addition, the agreements may be terminated by either the Company or the vendor upon prior written notice.

      The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $386.9 million at March 31, 2000.

      NETCOM, now NetAhead, is a party to certain other litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8)   Business Units

      The Company conducts transactions with external customers through the operations of its Network Services (NetAhead) and Leasing Services
      (primarily ICG Equipment) business units. Direct and certain indirect costs incurred by ICG Services, Inc., the parent company, on behalf of Network Services and Leasing Services are allocated among those business units based on the nature of the underlying costs. The operations of Network Services are not considered to be significant for purposes of business segment reporting and, accordingly, are included with the remaining corporate subsidiaries of the Company, which primarily hold securities.

      Set forth below are revenue, EBITDA (which represents the measure of operating performance used by management to evaluate operating results), depreciation, operating income (loss), interest expense, capital expenditures of continuing operations and total assets for Leasing Services and all other subsidiaries of the Company combined.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(8)   Business Units (continued)

                                                   Three months ended
                                                       March 31,
                                                -----------------------
                                                    1999        2000
                                                ----------- -----------
                                                    (in thousands)
Revenue:
  Leasing Services                              $   14,603     36,787
  All other                                              -      7,039
                                                ----------- -----------
     Total revenue                              $   14,603     43,826
                                                =========== ===========

EBITDA (a):
  Leasing Services                              $   14,494     35,984
  All other                                           (866)    (3,697)
                                                ----------- -----------
     Total EBITDA                               $   13,628     32,287
                                                =========== ===========

Operating income (loss):
  Leasing Services                              $    8,141     21,289
  All other                                         (1,643)   (10,186)
                                                ----------- -----------
     Total operating income (loss)              $    6,498     11,103
                                                =========== ===========

Depreciation (b):
  Leasing Services                              $    6,353     14,695
  All other                                            777      6,489
                                                ----------- -----------
     Total depreciation                         $    7,130     21,184
                                                =========== ===========

Interest expense (b):
  Leasing Services                              $      621      5,151
  All other                                         15,017     19,728
                                                ----------- -----------
     Total interest expense                     $   15,638     24,879
                                                =========== ===========

Share of net earnings (losses)
  of equity inestees:
     Leasing Services                           $        -          -
     All other                                           -     (5,208)
                                                ----------- -----------
        Total share of net earnings
           (losses) of equity investees         $        -     (5,208)
                                                =========== ===========

Extraordinary gain:
  Leasing Services                              $        -          -
  All other                                        193,029          -
                                                ----------- -----------
     Total extraordinary gain                   $  193,029          -
                                                =========== ===========
                                                            (continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(8)   Business Units (continued)

                                                   Three months ended
                                                       March 31,
                                                -----------------------
                                                    1999        2000
                                                ----------- -----------
                                                    (in thousands)
Capital expenditures (c):
  Leasing Services                              $   63,937     39,944
  All other                                          3,877     73,782
                                                ----------- -----------
     Total capital expenditures                 $   67,814    113,726
                                                =========== ===========


                                               December 31,    March 31,
                                                  1999           2000
                                              -------------  -------------
                                                     (in thousands)
     Total assets:
        Leasing Services                      $   713,166        754,028
        All other (d)                             355,406        369,763
        Due from ICG                              119,185        121,690
                                              -------------  -------------
        Total assets                          $ 1,187,757      1,245,481
                                              =============  =============

     (a) EBITDA consists of loss before interest, income taxes, depreciation, other expense, net, and share of losses of equity investees, or, revenue less operating costs and selling, general and administrative expenses. EBITDA is presented as the Company's measure of operating performance because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles for the periods indicated. EBITDA is not a measurement under generally accepted accounting principles and is not necessarily comparable with similarly titled measures of other companies.

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

     (c) Capital expenditures include assets acquired with cash, under capital leases and pursuant to IRU agreement and excludes payments for construction of corporate headquarters of $1.7 million for the three months ended March 31, 2000 and corporate headquarters assets acquired through the issuance of long-term debt of $33.7 million for the three months ended March 31, 1999.

     (d) Total assets excludes the investment in ICG Equipment, Inc. (Leasing Services) which eliminates in consolidation.

(9)   Event Subsequent to March 31, 2000

      On April 10, 2000, the Company's parent, ICG, sold 75,000 shares of 8% Series A-1, A-2 and A-3 Convertible Preferred Stock of ICG (the "Convertible Preferred Stock") and 10,000,000 warrants to purchase ICG Common Stock to affiliates of Liberty Media Corporation ("Liberty Media"), Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") and Gleacher Capital Partners ("Gleacher Capital") (collectively, "the Investors"). The sale of the Convertible Preferred Stock resulted in proceeds to the Company's parent, ICG, of $750.0 million (before cash fees and expenses of approximately $36.0 million).

ITEM  2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
          RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by and information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and "expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the Company's ability to obtain financing necessary to fund its planned expansion, the Company's lack of operating history, the successful implementation of the Company's strategy of offering wholesale network services to ISPs, ICG Telecom and other telecommunications providers and its lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three months ended March 31, 1999 and 2000 represent the consolidated operating results of the Company and its subsidiaries. See the unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

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

      In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 through March 31, 2000, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from and for ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At March 31, 2000, ICG Equipment had approximately $608.1 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $151.6 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

      On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia and predecessor to EarthLink, Inc. ("MindSpring"), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. During the three months ended March 31, 1999, the Company recorded a combined gain on the sales of the operations of NETCOM of approximately $193.0 million, net of income taxes of approximately $6.4 million. The gain and related income taxes were adjusted during the nine months ended December 31, 1999 to reflect actual results. Offsetting the gain on the sales during the three months ended March 31, 1999 is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Since the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

      In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which include 227 points of presence ("POPs") serving approximately 700 cities nationwide. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers. On February 17, 1999, NetAhead entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). The MindSpring Capacity Agreement was amended during the first quarter of 2000 to extend the terms of the agreement through May 2000. MindSpring is utilizing the Company's network capacity under this agreement to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. All cash operating losses under this agreement were offset by the periodic recognition of approximately $35.5 million of the proceeds from the sale of certain of NETCOM's domestic operating assets and liabilities to MindSpring, which the Company deferred in connection with the sale. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided under the MindSpring Capacity Agreement through February 17, 2000. Any incremental revenue or costs generated by other customers were recognized in the Company's consolidated statement of operations as incurred.

      NetAhead provides network capacity and enhanced data services to ISPs, ICG Telecom and other telecommunications providers. In December 1998, ICG announced plans to offer several new network services available to its business and ISP customers which utilize ICG's and, consequently, NetAhead's nationwide data network and service capabilities to carry out-of-region traffic and enhanced data services provided. Modemless remote access service ("RAS") also known as managed modem service, allows NetAhead to provide modem access at ICG's and the Company's switch locations, thereby eliminating the need for ISPs to deploy modems physically at each of their POPs. RAS benefits the ISPs by reducing capital expenditures and shifting network management responsibility from the ISPs to NetAhead. NetAhead also provides transport services to deliver all Internet protocol (IP) data packets either directly to the ISP, if the ISP is not collocated at the telecommunications provider's local switch, or directly to the Internet, bypassing the ISP. Additionally, through its network operations center, NetAhead monitors the usage of each line and is responsible for the administration of all network repair and maintenance.

      In August 1998, ICG Telecom began offering enhanced telephony services via IP technology. ICG Telecom currently offers this service in certain major cities in the United States, which cities account for a large part of the commercial long distance market. ICG Telecom carries the IP traffic over NetAhead's nationwide data network and terminates a large portion of the traffic via NetAhead's POPs. NetAhead charges ICG Telecom for calls carried and terminated on NetAhead's network.

      The  Company  has and will  continue  to enter  into  agreements  with ICG
Telecom to provide network services at negotiated rates. Management believes that all such arrangements have and will contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. The Company is not presently able to determine the impact that the offerings of its newly developed network services will have on revenue or EBITDA in 2000 or future years. The nature, volume and consideration received for network services from ISPs and other telecommunications providers as well as that received under its agreements with ICG Telecom are ultimately dependent upon demand from ISPs and other telecommunications providers. Thus, while ICG Telecom and NetAhead believe the Internet services market sector will benefit from these new services, there is no assurance that ICG Telecom and NetAhead will be able to successfully deploy and market their new services efficiently, or obtain and retain new customers in a competitive marketplace.

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


                                    Three months ended March 31,
                                --------------------------------------
                                      1999                2000
                                ------------------  ------------------
                                   $        %          $        %
                                -------- ---------  -------- ---------
                                             (unaudited)
                                           (in thousands)
Statement of Operations Data:
Revenue                          14,603      100     43,826      100
Operating costs and expenses:
  Operating costs                   586        4      9,446       22
  Selling, general and
     administrative                 389        3      2,093        5
  Depreciation                    7,130       49     21,184       48
                                -------- ---------  -------- ---------
     Total operating expenses     8,105       56     32,723       75
        Operating income          6,498       44     11,103       25

Other Data:
Net cash (used) provided by
  operating activities            3,620             (42,959)
Net cash (used) provided by
  investing activities          130,621             (47,021)
Net cash (used) provided by
  financing activities           (2,572)             58,119
EBITDA (1)                       13,628       93     32,287       74
Capital expenditures (2)         67,814             113,726

(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation, other expense, net and share of losses of equity investees, or, operating income (loss) plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired with cash, under capital leases and assets acquired pursuant to an indefeasible right of use ("IRU") agreement and excludes payments for construction of corporate headquarters of $1.7 million for the three months ended March 31, 2000 and corporate headquarters assets acquired through the issuance of long-term debt of $33.7 million for the three months ended March 31, 1999.

Three Months  Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

      Revenue. The Company recorded revenue of approximately $14.6 million and $43.8 million for the three months ended March 31, 1999 and 2000, respectively. The increase in revenue relates primarily to the continued expansion of ICG Equipment's operations since June 30, 1998 as well as revenue for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets. Revenue recorded on operating leases of property and equipment to ICG Telecom was $11.1 million and $30.6 million for the three months ended March 31, 1999 and 2000, respectively. Additionally, the Company charges lease service fees to ICG Telecom for the cost of carrying assets not yet placed into service. For the three months ended March 31, 1999 and 2000, lease service fee revenue was $2.3 million and $5.0 million, respectively. The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For both the three months ended March 31, 1999 and 2000, the Company recorded revenue on the operating lease for the corporate headquarters of $1.2 million. For the three months ended March 31, 2000, NetAhead generated revenue of approximately $7.0 million including revenue of approximately $4.3 million for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets, and $2.7 million of revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), for DataChoice's use of NetAhead's RAS assets. Revenue earned of $5.7 million and $5.0 million for the three months ended March 31, 1999 and the period from January 1, 2000 through February 17, 2000, respectively, under the Company's network capacity agreement with MindSpring was offset by cost of services and selling, general and administrative expenses of $9.5 million and $11.2 million, respectively, incurred under the same agreement. Both the $3.8 million and $6.2 million operating deficit were equally offset by the recognition of $3.8 million and $6.2 million of the deferred proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM during the three months ended March 31, 1999 and the period from January 1, 2000 through February 17, 2000, respectively.

      Cost of services. Cost of services of $0.6 million and $9.4 million for the three months ended March 31, 1999 and 2000, respectively, consist of line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services. Additionally, the increase in cost of services during the three months ended March 31, 2000 over 1999 is due to the recognition of approximately $9.4 million of operating expenses for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

      Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses were approximately $0.4 million and $2.1 million for the three months ended March 31, 1999 and 2000, respectively. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.3 million and $0.1 million, representing approximately 75% and 45% of total SG&A expenses for the three months ended March 31, 1999 and 2000, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. Additionally, the increase in selling, general and administrative expenses during the three months ended March 31, 2000 over 1999 is primarily due to the recognition of approximately $1.0 million of selling, general and administrative expenses for the period from February 18, 2000 through March 31, 2000 from the MindSpring Capacity Agreement which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets. SG&A expenses are expected to increase in absolute dollars as NetAhead obtains new customers.

      Depreciation. Depreciation increased $14.1 million, from $7.1 million for the three months ended March 31, 1999 to $21.2 million for the three months ended March 31, 2000. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG Equipment's operations as well as a reduction in the overall weighted-average useful life of depreciable assets in service. The Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

      Interest expense. Interest expense increased $9.3 million, from $15.6 million for the three months ended March 31, 1999 to $24.9 million for the three months ended March 31, 2000, which includes $16.7 million of noncash interest. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999. The
Company's interest expense has and will continue to increase as the principal amounts of the 10% Notes and the 9 7/8% Notes increase and as additional amounts are borrowed under the Senior Facility until the 10% Notes and the 9 7/8% Notes begin to pay interest in cash in 2003.

      Interest income. Interest income decreased $4.4 million, from $8.3 million for the three months ended March 31, 1999 to $3.9 million for the three months ended March 31, 2000 and primarily represents net interest income from ICG of approximately $5.9 million and $3.2 million during the three months ended March 31, 1999 and 2000, respectively, for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis. The Company also earned interest on invested cash balances during both the three months ended March 31, 1999 and 2000. The decrease in interest income from invested cash balances is attributable to the decrease in cash, cash equivalents and short-term investments available for sale during the three months ended March 31, 2000, as the Company invests available cash balances in telecommunications equipment and other assets.

      Other income, net, including unrealized gain on marketable trading securities in 1999 and realized gain on available for sale securities in 2000. During the three months ended March 31, 1999, the Company recorded an unrealized gain of $0.4 million on the common stock of MindSpring which the Company received as partial consideration for the sale of the domestic operations of NETCOM. During the three months ended March 31, 2000, the Company recorded a realized gain of approximately $0.5 million on the sale of a portion of the NorthPoint Common Stock net of other nonoperating expenses.

      Share of net losses of equity investees. The Company's share of net losses of equity investees increased $3.9 million, from a net loss of $1.3 million for the three months ended March 31, 1999 to net a loss of $5.2 million for the three months ended March 31, 2000. The Company's share of net losses of equity investees for the three months ended March 31, 2000 consists of the Company's share of net losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $0.8 million and the Company's share of net losses of ICG ChoiceCom, L.P. ("ChoiceCom") of $4.4 million. For the three months ended March 31, 1999, share of net losses of equity investees consists of the Company's share of net losses of ICG Ohio LINX of $0.5 million and the Company's share of net losses of ChoiceCom of $0.8 million. The Company purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999.

      Loss before extraordinary gain. Loss before extraordinary gain increased $13.3 million, from $1.6 million for the three months ended March 31, 1999 to $14.9 million for the three months ended March 31, 2000 primarily due to increases in operating costs, depreciation and interest expense, as noted above.

      Extraordinary gain on sales of operations of NETCOM. The Company reported an extraordinary gain on the sales of operations of NETCOM during the three months ended March 31, 1999 of $193.0 million, net of income taxes of $6.4 million. The gain and related income taxes were adjusted during the nine months ended December 31, 1999 to reflect actual results. Offsetting the gain on the sales during the three months ended March 31, 1999 is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales. Additionally, $35.5 million of the proceeds from the sale of certain of the domestic operating assets and liabilities of NETCOM to MindSpring were deferred. The deferred proceeds were recognized on a periodic basis over the term of the MindSpring Capacity Agreement.

Liquidity and Capital Resources

      The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has also incurred losses from continuing operations since inception and, as of March 31, 2000, had a working capital deficit of $11.8 million. As of March 31, 2000, the Company had approximately $34.0 million of cash and short-term investments available for sale, $198.5 million of accounts receivable including amounts due from ICG and approximately $25.0 million of credit available under the Senior Facility.

      The Company and/or its parent, ICG, has entered into several financing agreements subsequent to and during the three months ended March 31, 2000 to provide additional capital to support the Company's net losses and planned capital expansion, including:

     i) On April 10, 2000 the Company's parent, ICG, completed the sale of 75,000 shares of 8% Series A-1, A-2 and A-3 Convertible Preferred Stock and warrants (see note 9, "Event Subsequent to March 31, 2000" in the unaudited consolidated financial statements of the Company for the three months ended March 31, 2000 included elsewhere herein) to affiliates of Liberty Media Corporation, Hicks, Muse, Tate & Furst Incorporated and Gleacher Capital Partners. The transaction resulted in proceeds to ICG of $750.0 million (before cash expenses and fees of approximately $36.0 million).

     ii) During the three months ended March 31, 2000, the Company signed letters of intent with two major vendors, Cisco Systems, Inc. and Lucent Technologies, Inc., to provide financing for the acquisition of equipment. The proposed Cisco credit facility will provide the Company with up to $180.0 million of capital lease financing and is expected to close in the second quarter of 2000. Given the closing of the equity transaction described in (i) above, the Company has postponed finalizing the arrangements with Lucent.

      Management believes that with the completion of the preferred stock transaction noted above, additional financing including bank financing, vendor financing, and/or the issuance of high yield debt will be available to fund operations and achieve the Company's targeted future growth through early 2001. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

Net Cash (Used) Provided By Operating Activities

      The Company's operating activities provided $3.6 million and used $43.0 million for the three months ended March 31, 1999 and 2000, respectively. Net cash provided by operating activities during the three months ended March 31, 1999 is primarily due to net losses, which are more than offset by changes in working capital items and noncash expenses, such as deferred interest expense and depreciation. Net cash used by operating activities during the three months ended March 31, 2000 is primarily due to net losses, decreases in accounts payable and accrued liabilities partially offset by noncash expenses, such as deferred interest expense and depreciation.

Net Cash (Used) Provided By Investing Activities

      The Company's investing activities provided $130.6 million and used $47.0 million for the three months ended March 31, 1999 and 2000, respectively. Net cash provided by investing activities for the three months ended March 31, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and the sale of short-term investments of $4.4 million, offset by the acquisition of property, equipment and other assets of $64.1 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of long-term investments of $27.5 million. Net cash used by investing activities during the three months ended March 31, 2000 is primarily from the acquisition of property, equipment and other assets of $44.8 million. The Company will continue to use cash in 2000 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of NetAhead's operations and, potentially, for acquisitions. The Company acquired assets under capital leases of $11.5 million during the three months ended March 31, 2000.

Net Cash (Used) Provided By Financing Activities

      The Company's financing activities used $2.6 million and provided $58.1 million for the three months ended March 31, 1999 and 2000, respectively. For the three months ended March 31, 1999, the Company's financing activities consist of principal payments on long-term debt and capital leases. Net cash provided by financing activities for the three months ended March 31, 2000 is primarily from the proceeds from the Senior Facility partially offset by principal payments on the IRU agreement, long-term debt and capital leases.

      On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of March 31, 2000, the Company had $174.4 million outstanding under the loans at weighted average interest rates ranging from 9.26% to 9.65% for the three months ended March 31, 2000. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

      As of March 31, 2000, the Company had an aggregate accreted value of approximately $671.3 million outstanding under the 10% Notes and the 9 7/8% Notes. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of March 31, 2000, the Company had $18.4 million of capital lease obligations and $35.6 million of other indebtedness outstanding. With respect to fixed rate senior indebtedness outstanding on March 31, 2000, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007.

      During the first quarter of 2000, the Company entered into a letter of intent with Cisco Systems, Inc. The Company believes that this financing agreement will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The Cisco credit facility provides for up to $180.0 million of capital lease financing with a three-year repayment term. The Company anticipates that the Cisco transaction will close during the second quarter of 2000. There is no assurance, however, that these transactions will close during those time periods, or at all.

Other Cash Commitments and Capital Requirements

      The Company's capital expenditures of continuing operations, including assets acquired with cash, under capital leases and pursuant to IRU agreement and excluding payments for construction of corporate headquarters of $1.7 million for the three months ended March 31, 2000 and the acquisition of corporate headquarters assets of $33.7 million for the three months ended March 31, 1999, were $67.8 million and $113.7 million for the three months ended March 31, 1999 and 2000, respectively. The Company anticipates that the expansion of the Company's businesses as currently planned will require capital expenditures of approximately $800.0 million for the remainder of 2000. In the event that ICG's and the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may be required to expand capital resources earlier than expected to accommodate customer demands. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

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

      The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, government obligations and corporate bonds, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of March 31, 2000, the Company had approximately $23.4 million in cash, cash equivalents and short-term investments available for sale (excluding the $10.6 million available for sale investment in NorthPoint common stock as discussed below) at a weighted average fixed interest rate of 5.74% for the three months ended March 31, 2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at March 31, 2000 and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

      At March 31, 2000, the Company's indebtedness included $671.3 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

      On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of March 31, 2000, the Company had $174.4 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.4 million for the three months ended March 31, 2000.

Equity Price Risk

      On March 30, 1999, the Company purchased, for approximately $10.0 million in cash, 454,545 shares of restricted Series D-1 Preferred Stock of NorthPoint Communications Holdings, Inc. ("NorthPoint") which was converted into 555,555 shares of Class B common stock of NorthPoint (the "NorthPoint Class B Shares") on May 5, 1999. The NorthPoint Class B Shares were converted on March 30, 2000 on a one-for-one basis into a voting class of common stock of NorthPoint. On March 30 and 31, 2000, the Company sold 95,555 of the NorthPoint common shares for proceeds of approximately $2.2 million. The remaining investment is stated at fair market value and is included in short-term investments available for sale at March 31, 2000. Accordingly, the Company will be subject to the effects of fluctuations in the fair value of the common stock of NorthPoint until such time as the Company liquidates its investment in NorthPoint. Although changes in the fair market value of the common stock of NorthPoint may affect the fair market value of the Company's investment in NorthPoint and cause unrealized gains or losses, such gains or losses will not be realized until the securities are sold.

      The Company also has investments in International ThinkLink Corporation, Cyras Systems, Inc., and Centennial Strategic Partners VI, L.P. totaling $2.4 million at March 31, 2000. Changes in the fair market value of these investments would not cause a material impact on the Company's financial position, results of operations or cash flows.

Market Price Risk

      The fair value of the Company's Senior Discount Notes outstanding was $472.9 million as of March 31, 2000 compared to the carrying value of $671.3 million. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at March 31, 2000.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         See Note 7 to the Company's unaudited consolidated financial statements for the quarterly period ended March 31, 2000 contained elsewhere in this Quarterly Report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits.

            (10)  Material Contracts.

                  None

            (27)  Financial Data Schedule.

                  27.1: Financial Data Schedule of ICG Services, Inc. for the Three Months Ended March 31, 2000.

      (B)   Reports on Form 8-K.

            (i) Current Report on Form 8-K dated March 7, 2000, regarding the announcement of ICG's consolidated earnings information and results of operations for ICG's 1999 fourth quarter and year end.

            (ii) Current Report on Form 8-K dated March 8, 2000,  regarding  the announcement of ICG's definitive preferred stock and warrant purchase agreement with Liberty Media Corporation, HMTF Bridge ICG, LLC and Gleacher/ICG Investors LLC.

                                INDEX TO EXHIBITS
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS

27.1: Financial Data Schedule of ICG Services, Inc. for the Three Months Ended March 31, 2000.

                                  EXHIBIT 27.1

           Financial Data Schedule of ICG Services, Inc. for the Three
                          Months Ended March 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2000.


                                     ICG SERVICES, INC.





Date:  May 11, 2000                  By:  /s/ Harry R. Herbst
                                         --------------------------------
                                         Harry R. Herbst, Executive Vice
                                         President and Chief Financial
                                         Officer (Principal Financial Officer)






Date:  May 11, 2000                  By: /s/ John V. Colgan
                                        --------------------------------
                                        John V. Colgan, Vice President
                                        and Controller (Principal
                                        Accounting Officer)