Form 10-Q
period 2000-06-30
ICG SERVICES INC
filed 2000-08-15
CIK 1060436

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes   X        No
                                                       ------

      On August 11, 2000, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS

PART I ....................................................................   3
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS ...........................   3
              Consolidated Balance Sheets as of December 31, 1999 and June
                30, 2000 (unaudited).......................................   3
              Consolidated Statements of Operations for the Three Months
                and Six Months Ended June 30, 1999 and 2000 (unaudited)....   5
              Consolidated Statement of Stockholder's Equity for the Six
                Months Ended June 30, 2000 (unaudited)  ...................   6
              Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1999 and 2000 (unaudited)...................   7
              Notes to Consolidated Financial Statements (unaudited) ......   9
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS ...................................  15
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..  27

PART II ...................................................................  28
      ITEM 1. LEGAL PROCEEDINGS ...........................................  28
      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ...................  28
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES .............................  28
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........  28
      ITEM 5. OTHER INFORMATION ...........................................  28
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  ...........................  28
              Exhibits ....................................................  28
              Reports on Form 8-K .........................................  28

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

               December 31, 1999 and June 30, 2000 (unaudited)

                                                 December 31,    June 30,
                                                     1999          2000
                                                 -------------  ------------
   Assets                                              (in thousands)
   ------

   Current assets:
     Cash and cash equivalents                   $    43,222       186,690
     Short-term investments available for sale        10,442             -
     Receivables (note 5):
       Trade, net of allowance for doubtful
         accounts of $0.0 million and $0.6
         million at December 31, 1999 and June 30,
         2000, respectively, including amounts
         due from ICG                                 74,064         92,496
       Due from ICG                                  128,893              -
       Other                                             500         10,634
                                                 ------------   ------------
                                                     203,457        103,130
                                                 ------------   ------------

     Prepaid expenses, deposits and inventory          2,942          6,415
                                                 ------------   ------------

       Total current assets                          260,063        296,235
                                                 ------------   ------------

   Property and equipment                            916,953      1,252,268
     Less accumulated depreciation                   (64,273)      (110,017)
                                                 ------------   ------------
       Net property and equipment                    852,680      1,142,251
                                                 ------------   ------------

   Restricted cash                                     1,030          1,272
   Investment in partnership interests, common
     stock and restricted and exchangeable
     preferred stock                                  11,250          2,400
   Investments, accounted for under the equity
      method                                          41,152         31,499
   Deferred financing and lease administration
     costs, net of accumulated amortization of
     $3.9 million and $5.5 million at December
     31, 1999 and June 30, 2000, respectively         20,663         20,065
   Other assets                                          919            829
                                                 ------------   ------------
     Total assets                                $ 1,187,757      1,494,551
                                                 ============   ============
                                                                (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                                                   December 31,     June 30,
                                                       1999           2000
                                                   --------------  ------------
Liabilities and Stockholder's Equity                     (in thousands)
------------------------------------

Current liabilities:
  Accounts payable                                   $   113,372      38,442
  Pre-payment from ICG, net(note 5)                            -     244,103
  Payable pursuant to IRU agreement                      135,322      84,516
  Accrued liabilities                                     38,718      14,439
  Deferred gain on sale (note 3)                           5,475           -
  Current portion of capital lease obligations             1,951      40,655
  Current portion of long-term debt (note 4)                 750         750
                                                   --------------  ------------
       Total current liabilities                         295,588     422,905
                                                   --------------  ------------

Capital lease obligations, less current portion            5,784      76,646
Long-term debt, net of discount, less current
  portion (note 4)                                       767,167     894,370
Other long-term liabilities                                2,500       2,500
                                                   -------------- ------------
       Total liabilities                               1,071,039   1,396,421
                                                   -------------- ------------

Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
   authorized; 10 shares issued and outstanding
   at December 31, 1999 and June 30, 2000                      -           -
  Additional paid-in capital                             129,402     129,402
  Accumulated deficit                                    (12,684)    (31,272)
                                                   --------------  ------------
       Total stockholder's equity                        116,718      98,130
                                                   --------------  ------------

Commitments and contingencies (note 6)

      Total liabilities and stockholder's equity   $   1,187,757   1,494,551
                                                   ==============  ============

         See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

              Consolidated Statements of Operations (unaudited)
           Three Months and Six Months Ended June 30, 1999 and 2000


                                                            Three months ended        Six months ended
                                                                 June 30,                 June 30,
                                                         -------------------------  ------------------------
                                                           1999         2000        1999        2000
                                                         ----------- -------------  ------------ -----------
                                                                            (in thousands)
Revenue
  From services provided to ICG (note 5)                 $   19,789       56,954        34,392      96,410
  Other                                                         252        8,413           252      12,783
                                                         ------------- ------------ ----------  ------------
    Total Revenue                                            20,041       65,367        34,644     109,193
                                                         ------------- ------------ ----------  ------------

Cost of services and expenses:
  Cost of services                                              848       13,800         1,434      23,246
  Selling, general and administrative expenses:                   -
    Amounts allocated from ICG (note 5)                         201          994           485       2,233
    Other                                                       246          873           351       1,726
  Depreciation                                               13,813       21,244        20,943      42,428
                                                         ------------- ------------ -----------  ------------
    Total cost of services and expenses                      15,108       36,911        23,213      69,633
                                                         ------------- ------------ -----------  ------------

    Operating  income                                         4,933       28,456        11,431      39,560

Other income (expense):
  Interest expense:
    Amounts due  to ICG (note 5)                                  -       (1,896)            -      (1,896)
    Other                                                   (17,499)     (27,751)      (33,137)    (52,630)
  Interest income:
    Amounts earned from ICG (note 5)                          4,101            -        10,034       3,171
    Other                                                     2,866        1,813         5,248       2,565
  Other income (expense), net                                     -          116           439         295
                                                         ------------- -------------- ----------- ------------
                                                            (10,532)     (27,718)      (17,416)    (48,495)
                                                         ------------- -------------- ----------- ------------

Income (loss) before share of  losses of equity
   investees and extraordinary gain                          (5,599)         738        (5,985)     (8,935)
Share of net losses of equity investees                          (3)      (4,445)       (1,265)     (9,653)
                                                         ------------- -------------- ----------- ------------
Loss before extraordinary gain                               (5,602)      (3,707)       (7,250)    (18,588)
                                                         ------------- -------------- ----------- ------------
Extraordinary gain on sales of operations of
   NETCOM, net of income taxes of $6.4 million
   (note 3)                                                       -            -       193,029           -
                                                         ------------- -------------- ----------- ------------
     Net income (loss)                                   $   (5,602)      (3,707)      185,779     (18,588)
                                                         ============= ============== =========== ============


         See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statement of Stockholder's Equity
                  Six Months Ended June 30, 2000 (unaudited)


                                Common stock    Additional   Accumulated     Total
                                -------------    paid-in      (deficit)   stockholder's
                                Shares Amount    capital      earnings       equity
                                ------ ------- -----------   ----------    ----------
                                               (in thousands)

Balances at January 1, 2000        -   $    -  129,402       (12,684)      116,718
Net loss                           -        -        -       (18,588)      (18,588)
                                ------ ------- ---------   ------------   ----------
Balances at June 30, 2000          -   $    -  129,402       (31,272)       98,130
                                ====== ======= ==========  ============   ==========

            See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

             Six Months Ended June 30, 1999 and 2000 (unaudited)


                                                                                        Six months ended June 30,
                                                                                        -------------------------
                                                                                          1999           2000
                                                                                        -----------  ------------
                                                                                               (in thousands)
Cash flows from operating activities:
    Net (loss) income                                                                   $ 185,779       (18,588)
    Extraordinary gain on sales of discontinued operations                               (193,029)            -
    Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
      Recognition of deferred gain                                                        (10,498)       (6,239)
      Share of net losses of equity investees                                               1,265         9,653
      Depreciation                                                                         20,943        42,428
      Provision for uncollectible accounts                                                      -           577
      Interest expense deferred and included in long-term debt                             29,566        32,577
      Amortization of deferred financing costs included in
        interest expense                                                                      879         1,240
      Amortization of deferred lease administration
       costs included in selling, general and
       administrative expenses                                                                146           281
      Gain on sale of securities                                                             (439)         (634)
      Other noncash expenses                                                                    -           301
      Change in operating assets and liabilities:
        Receivables                                                                       (18,492)      105,294
        Prepaid expenses, deposits and inventory                                               46        (1,060)
        Accounts payable and accrued liabilities                                           (9,831)      (97,972)
                                                                                        -----------   -----------
          Net cash provided by operating activities                                         6,335        67,858
                                                                                        -----------   -----------
Cash flows from investing activities:

    Acquisition of property, equipment and other assets                                  (290,799)     (117,293)
    Payments for construction of corporate headquarters                                         -        (5,492)
    Investment in equity investee                                                         (35,093)            -
    Investment in restricted preferred stock                                              (10,000)            -
    Proceeds from sales of operations of NETCOM, net of cash
        included in sale                                                                  252,881             -
    Sale of short-term investments available for sale                                      36,057        10,442
    Purchase of long-term investments                                                           -        (1,150)
    Proceeds from sale of short-term investments available for sale                        30,439        10,634
    Increase in restricted cash                                                                 -          (242)
                                                                                        -----------   -----------
      Net cash used by investing activities                                               (16,515)     (103,101)
                                                                                        -----------   -----------
Cash flows from financing activities:

    Proceeds from issuance of long-term debt                                                    -        95,000
    Net pre-payment from ICG                                                                    -       235,953
    Deferred financing and lease administration costs                                        (997)         (922)
    Principal payments on long-term debt                                                        -          (374)
    Principal payments on capital lease obligations                                        (1,422)       (1,217)
    Payments on IRU agreement                                                                   -      (149,729)
                                                                                        -----------   -----------
      Net cash provided (used) by financing activities                                     (2,419)      178,711
                                                                                        -----------   -----------
      Net increase (decrease) in cash and cash equivalents                                (12,599)      143,468
      Net cash used by discontinued operations                                             (5,107)            -
Cash and cash equivalents, beginning of period                                            114,380        43,222
                                                                                        -----------   -----------
Cash and cash equivalents, end of period                                                $  96,674       186,690
                                                                                        ===========   ===========
                                                                                                      (continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES


                                                             Six months ended June 30,
                                                             -------------------------
                                                                 1999         2000
                                                             -----------  ------------
                                                                  (in thousands)
Supplemental disclosure of cash flows information of
  continuing operations:
     Cash paid for interest                               $     2,692       17,202
                                                            ===========  ============
     Cash paid for taxes                                  $       931       16,470
                                                            ===========  ============

Supplemental disclosure of noncash investing and financing activities of continuing operations:

    Acquisition of corporate headquarters assets through
      the issuance of long-term debt and conversion of
         security deposit                                 $    33,077            -
                                                           ===========  ============

    Assets acquired pursuant to IRU agreement             $         -       98,147
    Assets acquired under capital leases                        6,190      108,453
                                                            -----------  ------------
        Total                                             $     6,190      206,600
                                                            ===========  ============

         See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements
                 December 31, 1999 and June 30, 2000 (unaudited)

(1)  Organization and Nature of Business

     ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary  of  ICG  Communications,  Inc.,  a  Delaware  corporation  (ICG
     Communications and its subsidiaries are herein referred to as "ICG"). On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider
     ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM (see note
     3). On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented.

     On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("ICG Equipment"), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

     The Company's objective is to acquire and invest in telecommunications equipment, software, network capacity and businesses that are integral to ICG's business strategy. The Company intends to capitalize on the growth in demand for telecommunications equipment and services provided by the Company.

(2)   Significant Accounting Policies

     (a)  Basis of  Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          All significant intercompany accounts and transactions have been eliminated in consolidation.
                                        9

                       ICG SERVICES, INC. AND SUBSIDIARIES

(2)   Significant Accounting Policies (continued)

     (b)  Recent Accounting Pronouncements

     In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for the Company until the quarter ended December 31,2000. The Company has not yet assessed the impact, if any, that SAB 101 might have on its financial position or results of operations.

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

     (c)  Reclassifications

          Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(3)   Sale of Assets and Discontinued Operations

       To better focus its efforts on its core operations, the Company has disposed of certain assets which management believes did not complement its overall business strategy. The Company will from time to time evaluate all of its assets as to its core needs and, based on such analysis, may sell or otherwise dispose of assets which management does not believe complement its overall business strategy.

       NETCOM

       On November 3, 1998 the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. Once this formal plan was adopted, all historical revenue, operating costs depreciation, interest, and other costs of NETCOM's operations were classified as discontinued in the Company's consolidated statements of operations.

                      ICG SERVICES, INC. AND SUBSIDIARIES

(3)   Sale of Assets and Discontinued Operations (continued)

      On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., predecessor to EarthLink, Inc. ("MindSpring") for total proceeds of $245.0 million. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations. Additionally, on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations (including NETCOM Canada and NETCOM U.K.) for total proceeds of approximately $41.1 million.

      In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). Under the agreement, MindSpring utilized the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. As the Company expected to generate operating losses under the MindSpring Capacity Agreement, and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the sale of the operating assets of NETCOM, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to losses incurred under the MindSpring Capacity Agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the twelve month term of the agreement which expired February 17, 2000. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring was recognized in the Company's consolidated statement of operations as incurred.

      As discussed above, the terms of the MindSpring Capacity Agreement were negotiated in conjunction with and were dependent upon the terms of the sale of the operating assets of NETCOM to MindSpring. As such, these transactions are collectively referred to as "Sale of Operating Assets of NETCOM".

                      ICG SERVICES, INC. AND SUBSIDIARIES

(4)   Long-term Debt

      Long-term debt is summarized as follows:

                                               December 31,       June 30,
                                                   1999             2000
                                              ---------------  ---------------
                                                      (in thousands)
      Senior Facility due on scheduled
        maturity dates, secured by
        substantially all of the assets
        of ICG Equipment and NetAhead at
        the weighted average interest rates
        ranging from 9.56% to 9.87% for the
        six months ended June 30, 2000           $ 79,625          174,250
      9 7/8% Senior discount notes, net of
        discount                                  293,925          308,439
      10% Senior discount notes, net of
        discount                                  361,290          379,354
      Mortgage loan payable with adjustable
        rate of interest (15.21% at June
        30, 2000) due in full on January
        31, 2013, secured by corporate
        headquarters                               33,077           33,077
                                             ---------------  ---------------
                                                  767,917          895,120
      Less current portion                           (750)            (750)
                                              ---------------  ---------------
                                              $   767,167          894,370
                                              ===============  ===============

(5)   Related Party Transactions

      The following table illustrates related party transactions of ICG Services for the three and six months ended June 30, 1999 and 2000 (all transactions listed are between the Company (including its subsidiaries) and ICG Communications (including its subsidiaries)):


                                                                    Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                    --------------------  ---------------------
                                                                        1999       2000       1999       2000
                                                                    ----------  --------  ---------  ----------
                                                                                   (in thousands)
      Related Party Shared Services Activity:

         Net charges to (from) ICG, including
            pre-payments from ICG (a)                                $ 111,600    75,008    234,000     202,794
         Charges from ICG included in expenses (b)                        (200)     (994)      (500)     (2,233)

      Related Party Leasing Activity:
         Equipment purchased for ICG (c)                               219,900    58,019    284,000      97,965
         Value of new  equipment on lease to ICG (d)                    96,500    37,836    146,000      93,864
         Operating lease revenue (d)                                    15,600    34,797     26,700      65,365
         Lease service fee revenue (e)                                   3,000     5,524      5,300      10,523
         Corporate headquarters lease revenue (f)                        1,100     1,258      2,300       2,479

      Related Party Interest Income (g)                                  4,101         -     10,034       3,171
      Related Party Interest Expense (g)                                     -    (1,896)         -      (1,896)





                       ICG SERVICES, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)


(5)   Related Party Transactions (continued)
                                                                Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                --------------------  ---------------------
                                                                    1999       2000       1999       2000
                                                                  ----------  --------  ---------  ----------
                                                                                 (in thousands)
      Related Party Operational Activity:
         Installation & local access expenses (h)                   (1,400)        -     (2,800)         -
         DataChoice Revenue (i)                                          -    15,375          -     18,043


     (a) The Company and its subsidiaries have entered into certain intercompany and shared services agreements with ICG, whereby ICG allocates to the Company direct and certain indirect costs incurred by ICG or its other subsidiaries (the "Restricted Subsidiaries") on behalf of the Company. Allocated expenses generally include a portion of salaries and related benefits of legal, accounting and finance, information systems support and other ICG employees, certain overhead costs and reimbursement for invoices of the Company paid by ICG. Conversely, any cash collected by ICG on behalf of the Company or its subsidiaries or invoices paid by the Company on behalf of ICG are in turn reimbursed to the Company by ICG. As the Company and its subsidiaries and ICG and its Restricted Subsidiaries jointly enter into service offerings and other transactions, joint costs incurred are generally allocated to each of the Company and ICG according to the relative capital invested and efforts expended by each party. All transactions between the Company, including its subsidiaries, and ICG, including its subsidiaries, contain fair and reasonable terms. All such transactions are settled in cash on a quarterly basis.

          During the three months ended June 30, 2000, the shared services agreement between the Company and ICG was amended to allow for pre-payments to the Company in order to offset the capital expenditures made or to be made by the Company on behalf of ICG. During the three months ended June 30, 2000, the Company received a pre-payment in the amount of $300 million to pre-pay the anticipated receivable from ICG through August 31, 2000. All amounts remaining outstanding under the pre-payments are included in due to ICG in the Company's consolidated balance sheet as of June 30, 2000.

     (b) Certain of the amounts allocated as discussed in (a) above are included in the Company's consolidated statement of operations as a component of selling, general and administrative expenses ("SG&A" expenses).

     (c) ICG Equipment purchased certain telecommunications equipment both from and for ICG The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG or ICG Equipment on or before 90 days from the purchase date.

     (d) ICG Equipment entered into separate agreements to lease telecommunications equipment to ICG under operating leases, with annual lease payments commencing one year from the date of the lease. ICG Equipment recognizes revenue from the lease payments ratably over the lease terms. As noted in (c) above, the purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG or ICG Equipment on or before 90 days from the purchase date.

     (e) Under the master lease agreement between ICG Equipment and ICG Telecom, ICG is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (13.5% at June 30, 2000), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG , but not yet placed into service. ICG Equipment places assets in service upon the commencement of the respective lease term. The amount of assets purchased by ICG Equipment and intended for future lease to ICG , but not yet placed into service, was approximately $149.1 million and $185.5 million at June 30, 1999 and 2000, respectively. The Company begins depreciation on property and equipment at the time the assets are placed in service.

     (f) Effective January 1, 1999, the Company purchased ICG's Corporate Headquarters and subsequently assumed the prior lessor's operating lease of the Corporate Headquarters assets to a Restricted Subsidiary of ICG. The Company earned leasing revenue from the Restricted Subsidiary of ICG under the operating lease, which is included in revenue and due from ICG in the Company's consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

(5)  Related Party Transactions (continued)

     (g) Net interest income(expense) accrued by the Company on outstanding balances due from or to ICG and its Restricted has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries as discussed in (a) above at 12.5% and 10.15% per annum for 1999 and 2000, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

     (h) In the normal course of business, ICG Telecom provides the use of certain of its local access lines to NETCOM (prior to the disposition of the operations of NETCOM) and NetAhead and, accordingly, charges NETCOM and NetAhead for costs of any installation and recurring access to its network. Theses expenses have been included in the extraordinary gain on the sales of the operations of NETCOM for those charges relating to NETCOM, and in operating costs for those charges relating to NetAhead, a portion of which were applied against the deferred gain on the sale of certain of NETCOM's domestic operating assets and liabilities, in the Company's consolidated financial statements.

     (i) NetAhead earned revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), for DataChoice's use of NetAhead's RAS assets.

(6)  Commitments and Contingencies

     During the six months ended June 30, 2000, the Company formalized two agreements with Cisco Systems, Inc. for financing of future capital expenditures. The Company believes that the financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The Cisco credit facilities provide the Company with $180.0 million of financing with a three-year repayment term. As of June 30, 2000, $99.1 million was drawn under the facilities.


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

     The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $272.3 million at June 30, 2000.

     NETCOM, now NetAhead, is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and
"expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to, the Company's ability to obtain financing necessary to fund its planned expansion, the Company's lack of operating history, the successful implementation of the Company's strategy of offering wholesale network services to ISPs, ICG Telecom and other telecommunications providers and its lack of credit support from ICG that could cause actual results to differ materially from the forward-looking statements. The results of operations for the three and six months ended June 30, 1999 and 2000 represent the consolidated operating results of the Company and its subsidiaries. See the unaudited condensed consolidated financial statements of the Company for the three and six months ended June 30, 2000 included elsewhere herein. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31.

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

      In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on June 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 through June 30, 2000, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from and for ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At June 30, 2000, ICG Equipment had approximately $632.4 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $185.5 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

     On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., an Internet service provider ("ISP") located in Atlanta, Georgia and predecessor to EarthLink, Inc. ("MindSpring"), for total proceeds of $245.0 million, and on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations in Canada and the United Kingdom to other unrelated third parties for total proceeds of approximately $41.1 million. In conjunction with the sale to MindSpring, the legal name of the NETCOM subsidiary was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM. NetAhead is utilizing the retained network operating assets to provide wholesale Internet access and enhanced network services to MindSpring and other ISPs, ICG Telecom and other telecommunications providers.

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

Sale of Assets and Discontinued Operations

      The Company has disposed of certain assets which management believes did not complement its overall business strategy. The Company will from time to time evaluate all of its assets as to its core needs and, based on such analysis, may sell or otherwise dispose of assets which management does not believe complement its overall business strategy. Following is a discussion of the Company's sale of assets of NETCOM.

NETCOM

      On November 3, 1998 the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. Once this formal plan was adopted, all historical revenue, operating costs, depreciation, interest, and other costs of NETCOM's operations were classified as discontinued in the Company's consolidated statements of operations.

      On February 17, 1999, the Company sold certain of the operating assets and liabilities of NETCOM to MindSpring Enterprises, Inc., predecessor to EarthLink, Inc. ("MindSpring") for total proceeds of $245.0 million. Assets and liabilities sold to MindSpring included those directly related to the domestic operations of NETCOM's Internet dial-up, dedicated access and Web site hosting services. The carrying value of the assets retained by the Company was approximately $21.7 million, including approximately $17.5 million of network equipment, on February 17, 1999. The Company also retained approximately $11.3 million of accrued liabilities and capital lease obligations. Additionally, on March 16, 1999, the Company sold all of the capital stock of NETCOM's international operations (including NETCOM Canada and NETCOM U.K.) for total proceeds of approximately $41.1 million.

      In conjunction with the sale to MindSpring, the Company entered into an agreement to lease to MindSpring for a one-year period the capacity of certain network operating assets formerly owned by NETCOM and retained by the Company (the "MindSpring Capacity Agreement"). Under the agreement, MindSpring utilized the Company's network capacity to provide Internet access to the dial-up services customers formerly owned by NETCOM. In addition, the Company received for a one-year period 50% of the gross revenue earned by MindSpring from the dedicated access customers formerly owned by NETCOM. As the Company expected to generate operating losses under the MindSpring Capacity Agreement, and the terms of the sale agreement were dependent upon and negotiated in conjunction with the terms of the sale of the operating assets of NETCOM, the Company deferred approximately $35.5 million of the proceeds from the sale agreement to be applied on a periodic basis to losses incurred under the MindSpring Capacity Agreement. Accordingly, the Company did not recognize any revenue, operating costs or selling, general and administrative expenses from services provided to MindSpring for the twelve month term of the agreement which expired February 17, 2000. Any incremental revenue or costs generated by other customers, or by other services provided to MindSpring was recognized in the Company's consolidated statement of operations as incurred.

      As discussed above, the terms of the MindSpring Capacity Agreement were negotiated in conjunction with and were dependent upon the terms of the sale of the operating assets of NETCOM to MindSpring. As such, these transactions are collectively referred to as "Sale of Operating Assets of NETCOM".

Financial Impacts of Asset Sales and Discontinued Operations

     The following table illustrates the financial impacts of the sale ofassets of NETCOM for the three and six months ended June 30, 1999 and 2000:

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                 --------------------   -------------------
                                                    1999       2000        1999      2000
                                                 ---------  ---------   ---------  --------
                                                            (in thousands)
Sale of Operating Assets of NETCOM:

  Extraordinary  gain recorded on the sale
     of NETCOM operations (1)                      $   -         -       193,029          -
  Taxes on sale of NETCOM operations                   -         -        (6,400)         -

  Losses  from   discontinued   operations
    offset against gain (including  losses
    from  November 3, 1998 - February  17,
    1999) (1)                                          -         -       (16,600)         -
  Recognition of Deferred Gain                     3,800         -        10,500      6,239
Summary Results of Operations  (February
  17, 2000 - June 30, 2000):
    Revenue                                            -      8,300            -     12,600
    Operating Costs                                    -    (13,800)           -    (23,200)
    SG&A                                               -       (700)           -     (1,700)

(1) Offsetting the gain recorded on the Sale of Operating Assets of NETCOM during the six months ended June 30, 1999 is approximately $16.6 million of net losses from operations of NETCOM from November 3, 1998 (the date on which the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM) through the dates of the sales. Also, as the operations sold were acquired by ICG in a transaction accounted for as a pooling of interests, the gain on the sales of the operations of NETCOM is classified as an extraordinary item in the Company's consolidated statement of operations.

RESULTS OF OPERATIONS

      The following table provides certain statement of operations data and certain other financial data for the Company for the periods indicated. The table also presents revenue, cost of services and expenses, operating (loss) income and EBITDA as a percentage of the Company's revenue.

                                      Three months ended June 30,    Six months ended June 30,
                                     ------------------------------ -----------------------------
                                         1999            2000           1999           2000
                                     -------------- --------------- -------------  --------------
                                       $       %       $      %      $      %       $       %
                                    --------- ----- -------- ----- ------- ----- --------- -----
                                                                     (unaudited)

 Statement of Operations Data:

 Revenue                            20,041     100  65,367    100  34,644   100  109,193    100
 Cost of services and expenses:
  Cost of services                     848       4  13,800     21   1,434     4   23,246     21
  Selling, general and
    administrative expenses            447       2   1,867      3     836     3    3,959      4
  Depreciation                      13,813      69  21,244     32  20,943    60   42,428     39
                                    --------- ----- -------- ----- ------- ----- --------- -----
    Total cost of services and
        expenses                    15,108      75  36,911     56  23,213    67   69,633     64
      Operating income               4,933      25  28,456     44  11,431    33   39,560     36

 Other Data:
 Net cash provided by operating
   activities                        2,715         110,817          6,335         67,858
 Net cash used by investing
   activities                     (147,136)        (56,080)       (16,515)      (103,101)
 Net cash provided (used) by
   financing activities                153         120,592         (2,419)       178,711
 EBITDA (1)                         18,746      94  49,700     76  32,374    93   81,988     75
 Capital expenditures of
   continuing operations (2)       229,175         210,167        296,989        323,893

(1) EBITDA consists of earnings (loss) from continuing operations before interest, income taxes, depreciation, other expense, net and share of net losses of equity investees, or otherwise defined as operating income (loss) plus depreciation. EBITDA is provided because it is a measure commonly used in the telecommunications industry. EBITDA is presented to enhance an understanding of the Company's operating results and is not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA is not a measurement under GAAP and is not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

(2) Capital expenditures includes assets acquired with cash, under capital leases and assets acquired pursuant to an indefeasible right of use ("IRU") agreement. Capital expenditures of discontinued operations includes the capital expenditures of NETCOM.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


                                             Three Months Ended June 30,
                                         ---------------------------------------
                                               1999                 2000
                                         ------------------  -------------------
                                            $         %         $          %
                                         --------  --------  --------   --------
                                             ($ values in thousands)
Revenue:
   From services provided to ICG          19,789     99       56,954      87
   Other                                     252      1        8,413      13
                                         --------  --------  --------   --------
     Total Revenue                        20,041    100       65,367     100
                                         ========  ========  ========   ========

Cost of services                             848      4       13,800      21
                                         ========  ========  ========   ========
Selling, general and administrative:
   Amounts allocated from ICG                201      1          994       2
   Other                                     246      1          873       1
                                         --------  --------  --------   --------
      Total SG&A                             447      2        1,867       3
                                         ========  ========  ========   ========
Depreciation and amortization             13,813     69       21,244      32
                                         =========  ========  ========  ========

Revenue

     A significant portion of the Company's revenue is through services provided to ICG. Revenue earned from the services provided to ICG be can broken out as follows:
                                                   Three Months Ended June 30,
                                        ---------------------------------------
                                               1999                 2000
                                        ------------------  -------------------
                                           $         %         $          %
                                        --------  --------  --------   --------
                                                  ($ values in thousands)
Revenue from services provided to ICG:

   Operating lease revenue                15,644     79     34,797       61
   Lease service fee revenue               3,045     15      5,524       10
   Corporate headquarters lease revenue    1,100      6      1,258        2
   NetAhead revenue with DataChoice
      (a subsidiary of ICG)                    -      -     15,355       27
   NetAhead revenue with ICG                   -      -         20        -
                                         --------  --------  --------   --------
     Total revenue from ICG               19,789    100     56,954      100

     Revenue recorded on operating leases of property and equipment to ICG increased from $15.6 million for the three months ended June 30, 1999 to $34.8 for the same period in 2000, a 123% increase. Leasing revenue increased over the period as additional assets were leased to ICG Telecom from June 30, 1999 through June 30, 2000.

     Lease service fee revenue earned from ICG for the cost of carrying assets not yet placed into service increased from $3.0 million for the three months ended June 30, 1999 to $5.5 million for the same period in 2000. The lease service fee revenue increased primarily because the service fee is earned at a rate of prime plus 4% (13.5% at June 30, 2000) and the prime rate increased from June 30, 1999 to June 30, 2000 as well as the increase in the amount of assets not yet placed into service.

     The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the three months ended June 30, 1999 and 2000, the Company recorded revenue on the operating lease for the corporate headquarters of $1.1 million and $1.3 million, respectively.

      ICG Services also earned a significant amount of revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), for DataChoice's use of NetAhead's RAS assets. During the three months ended June 30, 2000, the Company earned $15.4 million in this manner.

      Additionally, the increase in revenue during the three months ended June 30, 2000 over 1999 is also due to the recognition of approximately $8.3 million of revenue for the three months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Cost of services

      Cost of services was $0.8 million for the three months ended June 30, 1999 and $13.8 million for the same period in 2000. Costs of services includes line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services. Additionally, the increase in cost of services during the three months ended June 30, 2000 over 1999 is due to the recognition of approximately $13.8 million of operating expenses for the three months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Selling, general and administrative expenses

      Selling, general and administrative ("SG&A") expenses were approximately $0.4 million for the three months ended June 30, 1999 and $1.9 million for the same period in 2000. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.2 million and $1.0 million, representing 45% and 53% of total SG&A expenses for the three months ended June 30, 1999 and 2000, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. Additionally, the increase in SG&A expenses during the three months ended June 30, 2000 over 1999 is due to the recognition of $0.7 million of SG&A expenses which prior to February 17, 2000 had been off set against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Depreciation

      Depreciation increased from $13.8 million for the three months ended June 30, 1999 to $21.2 million for the same period in 2000. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG
Equipment's operations as well as a reduction in the overall weighted-average useful life of depreciable assets in service. The Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

Interest expense

      Interest expense increased from $17.5 million for the three months ended June 30, 1999 to $29.6 million for the same period in 2000 (which includes $1.9 million in interest expense paid to ICG). Included in interest expense for the three months ended June 30, 1999 and 2000 was $15.4 million and $17.1 million of noncash interest, respectively. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999. The Company's interest expense will continue to increase as the principal amounts of the indebtedness outstanding under the 10% Notes and the 9 7/8% Notes increase due to the accretion of noncash interest. The 10% Notes and the 9 7/8% Notes do not begin to pay interest in cash until 2003.

Interest income

      Interest income decreased from $7.0 million for the three months ended June 30, 1999 to $1.8 million for the same period in 2000. During the three months ended June 30, 1999, the Company earned interest from ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries. The Company also earned interest on invested cash balances during both the three months ended June 30, 1999 and 2000.

Share of net losses of equity investees

     ICG Services purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999. The Company's share of net losses of equity investees for the three months ended June 30, 1999 consists of the Company's share of net income of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $2.8 million, offset by the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $2.8 million. For the same period in 2000, the Company's share of net losses are comprised of the Company's share of net losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $1.0 million and the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $3.4 million.

Loss before extraordinary gain

     Losses before extraordinary gain decreased from a loss of $5.6 million for the three months ended June 30, 1999 to loss of $3.7 million for the same period in 2000 due to the increase in revenue, and increases in cost of services, depreciation and interest expense, as noted above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

                                        Six Months Ended June 30,
                                  ---------------------------------------
                                        1999                 2000
                                  ------------------  -------------------
                                     $         %         $          %
                                  --------  --------  --------   --------
                                         ($ values in thousands)
Revenue:
   From services provided to ICG   34,392     99       96,410      88
   Other                              252      1       12,783      12
                                  --------  --------  --------   --------
     Total Revenue                 34,644    100      109,193     100
                                  ========  ========  ========   ========

Cost of services                    1,434      4       23,246      21
                                  ========  ========  ========   ========

Selling, general and administrative:
   Amounts allocated from ICG         485      2        2,233       2
   Other                              351      1        1,726       2
                                  --------  --------  --------   --------
      Total SG&A                      836      3        3,959       4
                                  ========  ========  ========   ========
Depreciation and amortization      20,943     60       42,428      39
                                  ========  ========  ========   ========

Revenue

     A significant portion of the Company's revenue is through services provided to ICG. Revenue earned from the services provided to ICG can be broken out as follows:
                                             Six Months Ended June 30,
                                       ---------------------------------------
                                             1999                 2000
                                       ------------------  -------------------
                                          $         %         $          %
                                       --------  --------  --------   --------
                                              ($ values in thousands)
Revenue from services provided to ICG:

   Operating lease revenue              26,749     78       65,365      68
   Lease service fee revenue             5,320     15       10,523      10
   Corporate headquarters lease revenue  2,323      7        2,479       3
   NetAhead revenue with DataChoice
      (a subsidiary of ICG)                  -      -       18,004      19
   NetAhead revenue with ICG                 -      -           39       -
                                       --------  --------  --------   --------
     Total revenue from ICG             34,392    100       96,410     100

     Revenue recorded on operating leases of property and equipment to ICG increased from $26.7 million for the six months ended June 30, 1999 to $65.4 for the same period in 2000, a 145% increase. Leasing revenue increased over the period as additional assets were leased to ICG Telecom from June 30, 1999 through June 30, 2000.

     Lease service fee revenue earned from ICG for the cost of carrying assets not yet placed into service increased from $5.3 million for the six months ended June 30, 1999 to $10.5 million for the same period in 2000. The lease service fee revenue increased primarily because the service fee is earned at a rate of prime plus 4% (13.5% at June 30, 2000) and the prime rate increased from June 30, 1999 to June 30, 2000 as well as the increase in the amount of assets not yet placed into service.

      The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the six months ended June 30, 1999 and 2000, the Company recorded revenue on the operating lease for the corporate headquarters of $2.3 million and $2.5 million, respectively.

      ICG Services also earned a significant amount of revenue from a subsidiary of ICG, DataChoice, for DataChoice's use of NetAhead RAS assets. During the six months ended June 30, 2000, the Company earned $18.0 million in this manner.

      Additionally, the increase in revenue during the six months ended June 30, 2000 over 1999 is also due to the recognition of approximately $12.6 million of revenue for the six months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Cost of services

      Cost of services was $1.4 million for the six months ended June 30, 1999 and $23.2 million for the same period in 2000. Cost of services includes line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services. Additionally, the increase in cost of services during the six months ended June 30, 2000 over 1999 is due to the recognition of approximately $23.2 million of operating expenses for the six months ended June 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Selling, general and administrative expenses

      Selling, general and administrative ("SG&A") expenses were approximately $0.8 million for the six months ended June 30, 1999 and $4.0 million for the same period in 2000. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.5 million and $2.2 million, representing 58% and 56% of total SG&A expenses for the six months ended June 30, 1999 and 2000, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. Additionally, the increase in SG&A expenses during the six months ended June 30, 2000 over 1999 is due to the recognition of $1.7 million of SG&A expenses which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets (see further discussion in "Sale of Assets and Discontinued Operations" above).

Depreciation

      Depreciation increased from $20.9 million for the six months ended June 30, 1999 to $42.4 million for the same period in 2000. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG
Equipment's operations as well as a reduction in the overall weighted-average useful life of depreciable assets in service. The Company's depreciation expense will continue to increase as NetAhead purchases additional property and equipment, ICG Equipment places in service equipment that has already been purchased and purchases additional property and equipment for lease to ICG's other operating subsidiaries.

Interest expense

      Interest expense increased from $33.1 million for the six months ended June 30, 1999 to $54.5 million for the same period in 2000. Included in interest expense for the six months ended June 30, 1999 and 2000 was $30.4 million and $33.8 million of noncash interest, respectively. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior
Facility") completed in August 1999. The Company's interest expense will continue to increase as the principal amounts of the indebtedness outstanding under the 10% Notes and the 9 7/8% Notes increase due to the accretion of noncash interest. The 10% Notes and the 9 7/8% Notes do not begin to pay interest in cash until 2003.

Interest income

      Interest income decreased from $15.3 million for the six months ended June 30, 1999 to $5.7 million for the same period in 2000 and represents net interest income from ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis as well as interest earned on invested cash balances.

Share of net losses of equity investees

     ICG Services purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999. The Company's share of net losses of equity investees for the six months ended June 30, 1999 consists of the Company's share of net income of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $2.3 million, offset by the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $3.6 million. For the same period in 2000, the Company's share of net losses are comprised of the Company's share of net losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") of $1.8 million and the Company's share of net losses of ICG ChoiceCom L.P. ("ChoiceCom") of $7.8 million.

Loss before extraordinary gain

     Losses before extraordinary gain increased from $7.3 million for the six months ended June 30, 1999 to $18.6 million for the same period in 2000 due to the increase in revenue, offset by increases in cost of services, depreciation and interest expense, as noted above.

Extraordinary gain on sales of operations of NETCOM

      The Company reported an extraordinary gain on the sales of the operations of NETCOM during the six months ended June 30, 1999 of $193.0 million, net of income taxes of $6.4 million. Offsetting the gain on the sales is approximately $16.6 million of net losses of operations of NETCOM from November 3, 1998 through the dates of the sales and approximately $35.5 million of the proceeds was deferred and recognized over the one year term of the MindSpring Capacity Agreement. (See "Sale of Assets and Discontinued Operations" above for further discussion.)

LIQUIDITY AND CAPITAL RESOURCES

      The Company's growth to date has been funded through a combination of equity, debt and lease financing and non-core asset sales. The Company has also incurred losses from continuing operations since inception and, as of June 30, 2000, had a working capital deficit of $126.7 million. As of June 30, 2000, the Company had approximately $186.7 million of cash and short-term investments available for sale, $103.1 million of accounts receivable including amounts due from ICG and approximately $25.0 million of credit available under the Senior Facility.

     Management believes that resources are currently abailable to fund operations and achieve targeted growth through early 2001. Subsequent to early 2001, management expects that additional financing, including bank financing, vendor financing, and/or the issuance of high yield debt, will be available to fund operations and achieve the Company's targeted future growth. While the Company believes that it could obtain requisite additional financing, there can be no assurance that such financing would be available on a timely basis or on acceptable terms.

Net Cash Provided By Operating Activities

     The Company's operating activities provided $6.3 million and $67.9 million for the six months ended June 30, 1999 and 2000, respectively. Net cash provided by operating activities during the six months ended June 30, 1999 is primarily due to net losses, which are more than offset by changes in working capital items and noncash expenses, such as deferred interest expense and depreciation. Net cash provided by operating activities during the six months ended June 30, 2000 is primarily due to net losses, which are more than offset by a significant decrease in amounts due from ICG as well as noncash expenses, such as deferred interest expense and depreciation.

Net Cash Used By Investing Activities

      The Company's investing activities used $16.5 million and $103.1 million for the six months ended June 30, 1999 and 2000, respectively. Net cash used by investing activities for the six months ended June 30, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and the sale of short-term investments and marketable and available for sale securities of $66.5 million, offset by the acquisition of property, equipment and other assets of $290.8 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of restricted preferred stock of $10.0 million. Net cash used by investing activities during the six months ended June 30, 2000 is primarily from the acquisition of property, equipment and other assets of $117.3 million partially offset by the sale of short-term and marketable and available for sale securities of $21.1 million. The Company will continue to use cash in 2000 and subsequent periods for the purchase of telecommunications equipment by ICG Equipment for lease to ICG Telecom, the expansion of NetAhead's operations and, potentially, for acquisitions. The Company acquired assets under capital leases and pursuant to IRU agreement of $206.6 million during the six months ended June 30, 2000.

Net Cash Provided (Used) By Financing Activities

      The Company's financing activities used $2.4 million and provided $178.7 million for the six months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 1999, the Company's financing activities consist of principal payments on long-term debt and capital leases. Net cash provided by financing activities for the six months ended June 30, 2000 is primarily from the proceeds from the Senior Facility and the pre-payment from ICG which are partially offset by principal payments on the IRU agreement, long-term debt and capital leases.

      On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of June 30, 2000, the Company had $174.3 million outstanding under the loans at weighted average interest rates ranging from 9.56% to 9.87% for the six months ended June 30, 2000. Quarterly repayments on the debt commence at various dates beginning September 30, 1999 with remaining outstanding balances maturing on June 30, 2005 for the $100.0 million term loan and the $25.0 million line of credit and March 31, 2006 for the $75.0 million term loan.

     As of June 30, 2000, the Company had an aggregate accreted value of approximately $687.8 million outstanding under the 10% Notes and the 9 7/8% Notes. The 10% Notes require payments of interest to be made in cash commencing August 15, 2003 and mature February 15, 2008. The 9 7/8% Notes require payments of interest to be made in cash commencing November 1, 2003 and mature May 1, 2008. As of June 30, 2000, the Company had $117.3 million of capital lease obligations and $35.6 million of other indebtedness outstanding. With respect to fixed rate senior indebtedness outstanding on June 30, 2000, the Company has cash interest payment obligations of approximately $44.5 million in 2003 and $89.0 million in 2004, 2005 and each year thereafter through 2007.

     During the six months ended June 30, 2000, the Company formalized two agreements with Cisco Systems, Inc. The Company believes that these financing agreements will better enable the Company to fund its scheduled network expansion through the purchase of Cisco equipment. The Cisco credit facilities provide for $180.0 million of financing with a three-year repayment term.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations, including assets acquired with cash, under capital leases and pursuant to IRU agreement were $297.0 million and $323.9 million for the six months ended June 30, 1999 and 2000, respectively. The Company anticipates that the expansion of the Company's businesses as currently planned will require capital expenditures of approximately $500.0 million for the remainder of 2000. In the event that ICG's and the Company's efforts to acquire new customers and deploy new services are more successful than planned, the Company may be required to expand capital resources earlier than expected to accommodate customer demands. To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company will purchase equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. Actual capital expenditures will depend on numerous factors, including certain factors beyond the Company's control. These factors include economic conditions, competition, regulatory developments and the availability of equity, debt and lease financing.

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

      The Company invests primarily in high grade short-term investments which consist of money market instruments, commercial paper, certificates of deposit, and government and agency obligations, all of which are considered to be available for sale and generally have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield, in that order. As of June 30, 2000, the Company had approximately $186.7 million in cash, cash equivalents and short-term investments available for sale at a weighted average fixed interest rate of 6.58% for the six months ended June 30, 2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's investment in marketable securities at June 30, 2000 and, accordingly, would not cause a material impact on the Company's financial position, results of operations or cash flows.

      At June 30, 2000, the Company's indebtedness included $687.8 million under the 10% Notes and 9 7/8% Notes. These instruments contain fixed annual interest rates and, accordingly, any change in market interest rates would have no impact on the Company's financial position, results of operations or cash flows. Future increases in interest rates could increase the cost of any new borrowings by the Company. The Company does not hedge against future changes in market rates of interest.

      On August 12, 1999, the Company entered into the Senior Facility, consisting of two term loans and a revolving line of credit. All components of the Senior Facility bear variable annual rates of interest, based on changes in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate. Consequently, additional borrowings under the Senior Facility and increases in LIBOR, the Royal Bank of Canada prime rate and the federal funds rate will increase the Company's indebtedness and may increase the Company's interest expense in future periods. Additionally, under the terms of the Senior Facility, the Company is required to hedge the interest rate risk on $100.0 million of the Senior Facility if LIBOR exceeds 9.0% for 15 consecutive days. As of June 30, 2000, the Company had $174.3 million outstanding under the Senior Facility. A hypothetical change in annual interest rate of 1% per annum would result in a change in interest expense of approximately $0.4 million for the six months ended June 30, 2000.

Market Price Risk

     The fair value of the Company's Senior Discount Notes outstanding was $475.3 million as of June 30, 2000 compared to the carrying value of $687.8 million. The fair value of the Senior Discount Notes was calculated using the quoted bid price per bond as of June 30,2000. A hypothetical 10% fluctuation in market rates of interest would not cause a material change in the fair value of the Company's Senior Discount Notes at June 30, 2000.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

        See Note 6 to the Company's unaudited consolidated financial statements for the quarterly period ended June 30, 2000 contained elsewhere in this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

       (A)  Exhibits.

           (10) Material Contracts.

                None.

           (27)  Financial Data Schedule.

                 27.1: Financial Data Schedule of ICG Services,  Inc. for the
                        Six Months Ended June 30, 2000.

      (B)   Reports on Form 8-K.

            None.
                                       28

                                INDEX TO EXHIBIT

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                INDEX TO EXHIBIT

27.1: Financial  Data Schedule of ICG Services,  Inc. for the Six Months Ended
            June 30, 2000.

                                  EXHIBIT 27.1

 Financial Data Schedule of ICG Services, Inc. for the Six Months Ended June
                                    30, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2000.

                                           ICG SERVICES, INC.

Date:  August 14, 2000                  By: /s/ Harry R. Herbst
                                            ------------------------------------
                                           Harry R. Herbst, Executive Vice
                                           President and
                                           Chief Financial Officer (Principal
                                           Financial Officer)






Date:  August 14, 2000                  By: /s/ John V. Colgan
                                            ------------------------------------
                                           John V. Colgan, Vice President of
                                           Finance and
                                           Controller (Principal Accounting
                                           Officer)