Form 10-Q
period 2000-09-30
ICG SERVICES INC
filed 2000-12-11
CIK 1060436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

     On November 17, 2000, ICG Services, Inc. had 10 shares of common stock outstanding. ICG Communications, Inc. owns all of the issued and outstanding shares of common stock of ICG Services, Inc.

                                TABLE OF CONTENTS




PART I ......................................................................  3
      ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .............................  3
              Consolidated Balance Sheets as of December 31, 1999 and          3
                September 30, 2000 (unaudited)...............................
              Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 1999 and 2000 (unaudited).........  5
              Consolidated Statement of Stockholder's Equity for the Nine
                Months Ended September 30, 2000 (unaudited)  ................  6
              Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 1999 and 2000 (unaudited)......................  7
              Notes to Consolidated Financial Statements (unaudited) ........  9
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ......................................... 16
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .... 26

PART II ..................................................................... 28
      ITEM 1. LEGAL PROCEEDINGS ............................................. 28
      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..................... 28
      ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS............ 28
      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........... 28
      ITEM 5. OTHER INFORMATION ............................................. 28
      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  ............................. 28
              Exhibits ...................................................... 28
              Reports on Form 8-K ........................................... 28

                       ICG SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                   (unaudited)

                                                 December 31,    September
                                                                    30,
                                                     1999          2000
                                                 -------------  ------------
   Assets                                              (in thousands)
   ------

   Current assets:
     Cash and cash equivalents                   $    43,222       32,214
     Short-term investments available for sale        10,442            -
     Receivables (note 6):
       Trade, including amounts due from ICG          74,064      124,607
       Due from ICG                                  128,893            -
       Other                                             500            3
                                                 ------------   ------------
                                                     203,457      124,610
                                                 ------------   ------------

     Prepaid expenses, deposits and inventory          2,942        8,460
                                                 ------------   ------------

       Total current assets                          260,063      165,284
                                                 ------------   ------------

   Property and equipment                            916,953    1,437,178
     Less accumulated depreciation                   (64,273)    (144,526)
                                                 ------------   ------------
       Net property and equipment (note 4)           852,680    1,292,652
                                                 ------------   ------------

   Restricted cash                                     1,030        1,288
   Investment in partnership interests, common
     stock and restricted and exchangeable
     preferred stock                                  11,250        2,650
   Investments, accounted for under the equity
     method                                           41,152       26,101
   Deferred financing and lease administration
     costs, net of accumulated amortization of
     $3.9 million and $6.2 million at December
     31, 1999 and September 30, 2000,
     respectively                                     20,663       19,457
   Other assets                                          919          853
                                                 ------------   ------------

     Total Assets (notes 1 and 3)                $ 1,187,757    1,508,285
                                                 ============   ============
                                                                (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                                                    December 31,   September 30,
                                                        1999            2000
                                                   -------------   -------------
                                                            (in thousands)

Liabilities and Stockholder's Equity

Current liabilities:
  Accounts payable                                 $   113,372          109,607
  Pre-payment from ICG, (note 6)                             -          197,358
  Payable pursuant to IRU agreement                    135,322           53,826
  Accrued liabilities                                   38,718          115,714
  Deferred gain on sale                                  5,475                -
  Current portion of capital lease obligations           1,951           47,066
  Current portion of long-term debt (note 5)               750              750
                                                   -------------    ------------
    Total current liabilities                          295,588          524,321
                                                   -------------    ------------

Capital lease obligations, less current portion          5,784           88,424
Long-term debt, net of discount, less current
  portion (note 5)                                     767,167          821,344
Other long-term liabilities                              2,500            2,500
                                                   -------------    ------------
      Total liabilities                              $1,071,039       1,436,589
                                                   -------------    ------------

Stockholder's equity:
  Common stock, $.01 par value, 1,000 shares
   authorized; 10 shares issued and outstanding
   at December 31, 1999 and September 30, 2000                  -             -
  Additional paid-in capital                              129,402       129,402
  Accumulated deficit                                     (12,684)      (57,706)
                                                    --------------  ------------
    Total stockholder's equity                            116,718        71,696
                                                    --------------  ------------

Commitments and contingencies (note 7)

    Total Liabilities and Stockholder's Equity
      (note 1)                                       $  1,187,757     1,508,285
                                                    ==============  ============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations (unaudited)
             Three and Nine Months Ended September 30, 1999 and 2000

                                       Three months ended        Nine months ended
                                          September 30,            September 30,
                                    --------------------------------------------------
                                        1999         2000        1999        2000
                                    ----------- ------------- ----------- ------------
                                                     (in thousands)
Revenue
  From services provided to ICG
    (note 6)                        $  32,333        63,057      66,724     159,466
  Other                                   511         4,490         764      17,275
                                    ----------- ------------- ----------- ------------
    Total revenue                      32,844        67,547      67,488     176,741
                                    ----------- ------------- ----------- ------------

Cost of services and expenses:
  Cost of services                      1,116        15,210       2,550      38,456
  Selling, general and
   administrative expenses:
    Amounts allocated from ICG
     (note 6)                             201         1,477         687       4,620
    Other                                 387           691         737       1,508
  Depreciation                         14,925        35,974      35,868      78,392
  Net loss on disposal of
   long-lived assets                        -           934           -         934
                                    ----------- ------------- ----------- ------------

      Total cost of services and
        expenses                        16,629        54,286      39,842     123,910
                                    ----------- ------------- ----------- ------------

         Operating  income             16,215        13,261      27,646      52,831

Other income (expense):
  Interest expense:
   Amounts due  to ICG (note 6)             -       (10,033)          -     (11,929)
   Other                              (18,492)      (27,368)    (51,629)    (79,998)
  Interest income:
   Amounts earned from ICG (note 6)     3,848             -      13,882       3,171
   Other                                1,367         3,107       6,615       5,672
  Other income (expense), net               1            (3)        440         282
                                    ----------- ------------- ----------- ------------
                                      (13,276)      (34,297)    (30,692)    (82,802)
                                    ----------- ------------- ----------- ------------

(Loss) income from continuing
  operations before share of net
  earnings (losses)                     2,939       (21,036)     (3,046)    (29,971)
Share of net losses of equity
  investees                            (3,441)       (5,398)     (4,706)    (15,051)
                                    ----------- ------------- ----------- ------------

Loss from continuing operations          (502)      (26,434)     (7,752)    (45,022)
                                    ----------- ------------- ----------- ------------

Extraordinary gain on sales of
  operations of NETCOM, net of              -             -     193,029           -
  income taxes of $6.4 million
                                    ----------- ------------- ----------- ------------
   Net income (loss)                $    (502)      (26,434)    185,277     (45,022)
                                    =========== ============= =========== ============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                 Consolidated Statement of Stockholder's Equity
                Nine Months Ended September 30, 2000 (unaudited)




                                                                      Total
                                Common stock  Additional              stock-
                                -------------  paid-in   Accumulated  holder's
                                Shares Amount  capital    deficit     equity
                                ------ ------ ---------- ---------- ----------
                                              (in thousands)

Balances at January 1, 2000        -   $      129,402     (12,684)   116,718
Net loss                           -       -        -     (45,022)   (45,022)
                                ------ ------ ---------- ---------- ----------
Balances at September 30, 2000     -   $      129,402     (57,706)    71,696
                                ====== ====== ========== ========== ==========

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1999 and 2000 (unaudited)

                                                        Nine months ended
                                                          September 30,
                                                     -------------------------
                                                        1999         2000
                                                     -----------  ------------
                                                          (in thousands)
Cash flows from operating activities:
    Net (loss) income                                $ 185,277       (45,022)
    Extraordinary gain on sales of discontinued
     operations                                       (193,029)            -
    Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
      Recognition of deferred gain                     (17,376)       (6,239)
      Share of net losses of equity investees            4,706        15,051
      Depreciation                                      35,868        78,392
      Net loss on disposal of long-lived assets              -           934
      Provision for uncollectible accounts                   -            64
      Interest expense deferred and included in
        long-term debt                                  44,866        49,439
      Amortization of deferred financing costs
        included in interest expense                     1,438         1,859
      Amortization of deferred lease administration
        costs included in selling, general and
        administrative expenses                            878           450
      Gain on sale of securities                             -          (634)
      Other noncash expenses                                 -           301
      Change in operating assets and liabilities:
         Receivables                                   (71,473)       76,113
         Prepaid expenses, deposits and inventory         (679)       (1,323)
         Accounts payable and accrued liabilities       (8,725)       74,788
                                                     -----------   -----------
           Net cash provided (used) by operating
            activities                                 (18,249)      244,173
                                                     -----------   -----------
Cash flows from investing activities:
    Acquisition of property and equipment             (379,713)     (286,936)
    Investment in equity investees                     (35,093)            -
    Investment in restricted preferred stock           (11,000)            -
    Proceeds from sales of operations of NETCOM,
     net of cash included in sale                      252,881             -
    Proceeds from sale of short-term investments
     available for sale                                 21,617        10,442
    Purchase of long-term investments                        -        (1,400)
    Proceeds from sale of marketable securities         30,000        10,634
    Increase in restricted cash                              -          (258)
                                                     -----------   -----------
      Net cash used by investing activities           (121,308)     (267,518)
                                                     -----------   -----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt            80,000        95,000
    Net pre-payment from ICG                                 -       197,358
    Deferred financing and lease administration
     costs                                              (6,264)       (1,266)
    Principal payments on long-term debt                  (188)      (90,262)
    Principal payments on capital lease obligations     (2,365)       (8,996)
    Payments on IRU agreement                                -      (179,497)
                                                     -----------   -----------
      Net cash provided by financing activities         71,183        12,337
                                                     -----------   -----------

      Net decrease in cash and cash equivalents        (68,374)      (11,008)
      Net cash used by discontinued operations          (5,107)            -
Cash and cash equivalents, beginning of period         114,380        43,222
                                                     -----------   -----------
Cash and cash equivalents, end of period             $  40,899        32,214
                                                     ===========   ===========
                                                                   (Continued)

                       ICG SERVICES, INC. AND SUBSIDIARIES

                                                     Nine months ended
                                                       September 30,
                                                  -------------------------
                                                     1999         2000
                                                  -----------  ------------
                                                       (in thousands)

Supplemental disclosure of cash flows
 information of continuing operations:
  Cash paid for interest                          $   5,325       26,527
                                                  ===========  ============
  Cash paid for taxes                             $   1,140          246
                                                  ===========  ============

  Supplemental  disclosure  of noncash
    investing  and  financing  activities of
    continuing operations:
  Acquisition of corporate headquarters assets
    through the issuance of long-term debt and
    conversion of security deposit                $  33,077            -
                                                  ===========  ============

  Assets acquired pursuant to IRU agreement       $       -       96,903
  Assets acquired under capital leases                6,190      132,617
                                                  -----------  ------------
    Total                                         $   6,190      229,520
                                                  ===========  ============

          See accompanying notes to consolidated financial statements.

                       ICG SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              December 31, 1999 and September 30, 2000 (unaudited)

(1)   Bankruptcy Proceedings

      During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG"), and, consequently, ICG Services, Inc. (the "Company"). These events reduced ICG's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility. On November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries (including the Company) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's long-term debt, trade and other obligations. ICG and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give ICG and the Company the opportunity to restructure their debt.

      Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on our business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The majority of the Company's revenue is generated from intercompany transactions with ICG and its subsidiaries. As a result of ICG's bankruptcy filings, the Company's future revenues and intercompany obligations could be materially adversely impacted. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

(2)   Organization and Nature of Business

      ICG Services, Inc., a Delaware corporation ("ICG Services" or "the Company"), was incorporated on January 23, 1998 and is a wholly owned subsidiary of ICG. On January 21, 1998, ICG completed a merger with NETCOM On-Line Communication Services, Inc., a Delaware corporation and Internet service provider ("ISP") located in San Jose, California ("NETCOM"), accounted for as a pooling of interests. Upon the formation of ICG Services on January 23, 1998, ICG contributed its investment in NETCOM to ICG Services and NETCOM became a wholly owned subsidiary of, and predecessor entity to, ICG Services. Accordingly, the financial statements of the Company prior to January 23, 1998 consist solely of the accounts of NETCOM and its subsidiaries. Effective November 3, 1998, the Company's board of directors adopted the formal plan to dispose of the operations of NETCOM. On February 17 and March 16, 1999, the Company completed the sales of the operations of NETCOM and, accordingly, the Company's consolidated financial statements prior to March 16, 1999 reflect the operations and net assets of NETCOM as discontinued. In conjunction with the sales, the legal name of the NETCOM subsidiary

                       ICG SERVICES, INC. AND SUBSIDIARIES

(2)   Organization and Nature of Business (continued)

      was changed to ICG NetAhead, Inc. ("NetAhead"). NetAhead has retained the domestic Internet backbone assets formerly owned by NETCOM which it is utilizing for the provision of newly developed wholesale network services to ISPs and other telecommunications providers. The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. On January 23, 1998, ICG Equipment, Inc., a Colorado corporation and wholly owned subsidiary of the Company ("ICG Equipment"), was formed for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom.

(3)   Significant Accounting Policies

      (a) Basis of Presentation

          These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows as of and for the interim periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          Due to the event described in note 1, the Company is considering if an impairment of assets has occurred under Statement of Financial
          Accounting Standards "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). As the Company is currently undergoing a reorganization, there is not a definitive business plan in place with which to determine if an impairment has occurred or, if an impairment has occurred, the amount of such impairment. As a result, the Company has not reduced the carrying values of its assets in the accompanying consolidated financial statements.

          All significant intercompany accounts and transactions have been eliminated in consolidation.

      (b) Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25" ("FIN 44"). This opinion provides guidance on the accounting for certain stock option transactions and subsequent amendments to stock option transactions. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 covers events occurring during the period from December 15, 1998 and January 12, 2000, but before July 1, 2000, the effects of applying this interpretation are to be recognized on a prospective basis. The adoption of FIN 44 did not have a material effect on the Company's financial position or results of operation.

          In December 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released

          SAB 101B, which delayed the implementation date of SAB 101 for the Company until the quarter ended December 31, 2000. The Company does not believe that the adoption of SAB 101 will have a material impact on its financial position or results of operations.

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133", and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No.133" ("SFAS 138"). SFAS 133 and SFAS 138 are effective for all quarters and fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 and SFAS 138 effective at the beginning of its fiscal year end 2001. The Company does not believe that the adoption of SFAS 133 and SFAS 138 will have a material effect on the Company's financial position or results of operations.

      (c) Reclassifications

          Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

(4)   Property & Equipment

      Property and equipment, including assets held under capital leases, is comprised of the following:

                                              December 31,   September 30,
                                                  1999           2000
                                              ------------   -------------
                                                    (in thousands)

      Land                                       10,794         14,727
      Buildings and improvements                 36,203         36,203
      Furniture, fixtures and office equipment    6,326          7,283
      Internal-use software costs                   536            752
      Machinery and equipment                    13,451         18,095
      Fiber optic equipment                     241,167        336,026
      Switch equipment                          158,252        307,380
      Fiber optic network                       282,468        129,726
      Site improvements                             810            796
      Construction in progress                  166,946        586,190
                                              ------------   -------------
                                                916,953      1,437,178
      Less accumulated depreciation             (64,273)      (144,526)
                                              ------------   -------------
                                                852,680      1,292,652
                                              ============   =============

      Property and equipment includes approximately $586.2 million of equipment which has not been placed in service at September 30, 2000, and accordingly, is not being depreciated. Due to the bankruptcy proceedings discussed in note 1, there is substantial uncertainty about the Company's ability to complete and place in service these assets.

(5)   Long-term Debt

      Long-term debt is summarized as follows:

                                                  December 31,    September 30,
                                                      1999             2000
                                                ---------------  ---------------
                                                         (in thousands)
      Senior Facility due on scheduled
         maturity dates, secured by
         substantially all of the assets of
         ICG Equipment and NetAhead at the
         weighted average interest rates
         ranging from 9.26% to 10.06% for
         the nine months ended September 30,
         2000 (a)                                $    79,625           84,362
      9 7/8% Senior discount notes, net of
         discount                                    293,925          315,931
      10% Senior discount notes, net of
         discount                                    361,290          388,724
      Mortgage loan payable with adjustable
         rate of interest (15.21% at September
         30, 2000) due in full on January 31,
         2013, secured by corporate headquarters      33,077           33,077
                                                ---------------  ---------------
                                                     767,917          822,094
      Less current portion                              (750)            (750)
                                                ---------------  ---------------
                                                 $   767,167          821,344
                                                ===============  ===============

      As a result of filing for bankruptcy, all due dates on the various debt issuances have been accelerated in accordance with the terms of the debt. However, due to the nature of the bankruptcy proceedings and the uncertainty surrounding any potential debt settlements under the bankruptcy proceedings, the Company has not at this time reclassified any amounts to current.

        (a) On September 18, 2000, the Company announced that lower expected financial results would put the Company in breach of its $200 million Senior Facility, absent obtaining appropriate covenant waivers. On September 29, 2000, the Company announced that it had reached agreement with its senior lenders to receive waivers on potential defaults under the Senior Facility. The Company's lenders allowed a sixty day waiver, and as part of this agreement, required payment of 50%, or $89.7 million, of the outstanding balance of the Senior Facility as of September 30, 2000.

            On November 14, 2000, the Company announced that it had obtained a commitment letter which will provide the Company debtor-in-possession ("DIP") financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This DIP financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. The DIP financing terms require that the Senior Facility be paid off at the time of the first draw under the DIP financing.

(6)   Related Party Transactions

      The following table illustrates related party transactions of ICG Services for the three and nine months ended September 30, 1999 and 2000 (all transactions listed are between the Company (including its subsidiaries) and ICG (including its subsidiaries)):

                                             Three Months Ended     Nine Months Ended
                                                September 30,         September 30,
                                             --------------------  ---------------------
                                               1999       2000       1999       2000
                                             ----------  --------  ---------  ----------
                                                           (in thousands)

      Related Party Shared Services Activity:
         Net charges to (from) ICG, including
          pre-payments from ICG (a)          $ 145,454   174,526    377,216      377,100
         Charges from ICG included in             (201)     1,477      (687)       4,620
          expenses (b)

      Related Party Leasing Activity:
         Equipment purchased for ICG (c)         45,498    81,872    329,498     179,837
         Value of new  equipment on lease to
          ICG (d)                                18,440    40,793    164,440     134,676
         Operating lease revenue (d)             26,740    35,804     53,459     101,168
         Lease service fee revenue (e)            4,372     6,812      9,708      17,335
         Corporate headquarters lease
          revenue (f)                             1,221     1,258      3,557       3,737

      Related Party Interest Income (g)           3,848         -     13,882       3,171
      Related Party Interest Expense (g)              -   (10,033)         -     (11,929)

      Related Party Operational Activity:
         Installation & local access
          expenses (h)                            1,200         -      4,000           -
         DataChoice Revenue (i)                       -    19,183          -      37,226

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

          During the second quarter of fiscal year 2000, the shared services agreement between the Company and ICG was amended to allow for pre-payments to the Company in order to offset payments for capital expenditures, line costs, and general expenses. The outstanding balance of $197.4 million is included in pre-payment from ICG, in the Company's consolidated balance sheet as of September 30, 2000.

          In addition, as of September 30, 2000, the Company has a trade receivable from ICG in the approximate amount of $117 million for earned lese revenue and infrastructure charges.

          The majority of the Company's revenue is generated from intercompany transactions with ICG and its subsidiaries. As a result of ICG's bankruptcy filings, the Company's future revenues and intercompany obligations could be materially adversely impacted.

     (b) Certain of the amounts allocated as discussed in (a) above are included in the Company's consolidated statement of operations as a component of selling, general and administrative expenses ("SG&A" expenses).

     (c) ICG Equipment purchased certain telecommunications equipment both from and for ICG Telecom. The purchase prices and lease payments for all leases are subject to adjustment, based on the results of an independent appraisal which may be requested at the option of ICG or ICG Equipment on or before 90 days from the purchase date.

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

     (e) Under the master lease agreement between ICG Equipment and ICG Telecom, ICG is required to pay ICG Equipment a monthly lease service fee, at an annual rate of prime plus 4% (13.5% at September 30, 2000), based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG, but not yet placed into service. ICG Equipment places assets in service upon the commencement of the respective lease term. The amount of assets purchased by ICG Equipment and intended for future lease to ICG, but not yet placed into service, was approximately $155.0 million and $187.2 million at September 30, 1999 and 2000, respectively. The Company begins depreciation on property and equipment at the time the assets are placed in service.

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

     (g) Net interest income (expense) accrued by the Company on outstanding balances due from or to ICG and its Restricted Subsidiaries has been accrued on outstanding balances of intercompany transfers and direct and indirect costs between ICG Services and ICG and its Restricted Subsidiaries as discussed in (a) above at 12.5% and 10.15% per annum for 1999 and 2000, respectively, which represents the Company's approximate weighted average cost of capital at the beginning of the respective fiscal year.

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

     (i) NetAhead earned revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), for DataChoice's use of NetAhead's data network assets.

(7)  Commitments and Contingencies

     As a result of the Company's filing for bankruptcy protection, all commitments and contingencies could be substantially modified during the Company's bankruptcy restructuring process.

     The Company has entered into various equipment purchase agreements with certain of its vendors. Under these agreements, if the Company does not meet a minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company. These agreements may be terminated by either the Company or the vendor upon prior written notice.

     Due to the current economic uncertainty of the Company's construction in progress assets, the Company may decide not to continue with these projects and incur additional termination costs.

     The Company has entered into certain commitments to purchase capital assets with an aggregate purchase price of approximately $94.0 million at September 30, 2000.

     NETCOM, now NetAhead, is a party to certain litigation which has arisen in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion includes certain forward-looking statements and information that is based on the beliefs of management as well as assumptions made by management based on information currently available to the Company. When used in this document, the words "anticipate", "believe", "estimate" and
"expect" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These forward-looking statements are intended to qualify as safe harbors from liability as established by the Private Securities Litigation Reform Act of 1995. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this document. These forward-looking statements are affected by important factors, including, but not limited to the following:


o The uncertainty of the Company's future as a result of filing for protection under bankruptcy law;
o The significant amount of indebtedness incurred by the Company and the Company's ability to successfully restructure this indebtedness;
o The Company's ability to successfully maintain commercial relationships with its critical vendors and suppliers;
o The Company's ability to retain its major customers on profitable terms; o The availability and terms of the significant additional capital required to fund the Company's continued operations;
o    The extensive competition the Company will face;
o The Company's ability to retain qualified management and employees and the ability to manage growth;
o The Company's ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions; and
o Changes in, or the Company's inability to comply with, existing government regulations.

     These forward-looking statements speak only as of the date of this Quarterly Report. The Company does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Company believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this Quarterly Report are reasonable, there is no assurance that such plans, intentions or expectations will be achieved.


     The results of operations for the three and nine months ended September 30, 1999 and 2000 represent the consolidated operating results of the Company. (See the unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2000 included elsewhere herein.) The Company's consolidated financial statements reflect the operations of NETCOM as discontinued for all periods presented. The terms "fiscal" and "fiscal year" refer to the Company's fiscal year ending December 31. All dollar amounts are in U.S. dollars.

COMPANY OVERVIEW

General

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

     In January 1998, the Company formed ICG Equipment, a Colorado corporation, for the principal purpose of providing financing of telecommunications equipment and services to ICG Telecom Group, Inc., an indirect wholly owned subsidiary of ICG and provider of competitive local exchange services, and its subsidiaries ("ICG Telecom"). Such financing is provided through ICG Equipment's purchase of telecommunications equipment, software, network capacity and related services from original equipment manufacturers, providers of intercity network facilities and ICG Telecom, and subsequent lease of such assets to ICG Telecom. The equipment and services provided to ICG Telecom are utilized to upgrade and expand ICG's network infrastructure. Management believes that all leasing and other arrangements between ICG Equipment and ICG Telecom contain fair and reasonable terms and are intended to be conducted on the basis of fair market value and on comparable terms that the Company would be able to obtain from a comparable third party. ICG Equipment completed its first significant transaction on September 30, 1998 and, accordingly, ICG Equipment's operations prior to that date are not significant. During the second half of 1998 through September 30, 2000, ICG Equipment entered into a series of agreements whereby ICG Equipment purchased telecommunications equipment and fiber optic capacity from and for ICG Telecom and leased back the same telecommunications equipment and fiber optic capacity to ICG Telecom under operating leases. Additionally, under master lease agreements between ICG Equipment and ICG Telecom, ICG Telecom is required to pay ICG Equipment a monthly lease service fee based on the average monthly balance of assets purchased by ICG Equipment and intended for future lease to ICG Telecom, but not yet placed into service. At September 30, 2000, ICG Equipment had approximately $712.4 million of telecommunications equipment, software, network capacity and related services under lease to ICG Telecom and approximately $187.2 million of such assets intended for future lease to ICG Telecom, but not yet placed into service.

Bankruptcy Proceedings

     During the quarter ended September 30, 2000 and subsequent to the quarter-end, a series of financial and operational events materially impacted ICG Communications, Inc. and its subsidiaries ("ICG"), and, consequently, ICG Services, Inc. (the "Company"). Specifically, these events reduced ICG's expected revenue and cash flow generation for the remainder of 2000 and 2001, which in turn jeopardized the Company's ability to comply with its existing senior secured credit facility. On November 14, 2000 (the "Petition Date"), ICG and most of its subsidiaries (including the Company) filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of the Company's long-term debt, trade and other obligations. ICG and its subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give ICG and the Company the opportunity to restructure their debt.

     Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on our business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

     Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The majority of the Company's revenue is generated from intercompany transactions with ICG and its subsidiaries. As a result of ICG's bankruptcy filings, the Company's future revenues and intercompany obligations could be materially adversely impacted. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

Summary of Third Quarter and Subsequent Events

     Chronology of Events

     During the third quarter, ICG significantly lowered expected revenue and cash flow derived from terminating local ISP traffic based on several significant regulatory and operational developments. Specifically, ICG announced long-term agreements with several ILECs that guaranteed future revenue, albeit at a lower rate. Second, a decision from the Colorado Public Utility Commission ("PUC") made in August 2000 denied compensation for Internet-bound traffic. Finally, as ICG increased the number of resold lines, reciprocal compensation revenue was reduced, as these resold lines do not generate reciprocal compensation revenue.

     In August 2000, ICG received letters from two, large Internet remote access service ("IRAS") customers indicating that ICG's service and network performance did not meet standards contractually agreed upon. Absent quick resolution of these issues, the customers stated they either were considering or intended to terminate contractual arrangements.

     On August 22, 2000, ICG's Chairman and Chief Executive Officer, J. Shelby Bryan resigned each of these positions and the Board of Directors elected Carl
E. Vogel to the position of Chairman and Chief Executive Officer. Mr. Vogel is of Liberty Media Group, which invested $500 million in ICG through the purchase of Series A Convertible Preferred Stock in April 2000. Mr. Vogel is also Senior Vice President of Liberty Media Corp and Chief Executive Officer of Liberty Satellite and Technology.

     The combination of lower reciprocal compensation and the reduction in revenue earned from IRAS customers for the third and fourth quarters substantially reduced expected revenue and EBITDA for the second-half of 2000. Further, reduced line commitments for the installation of IRAS products lowered expected IRAS revenue and EBITDA for 2001. Therefore, on September 18, 2000, ICG announced that lower expected financial results based on these events would, absent obtaining appropriate covenant waivers, put the Company in breach of its $200 million senior secured credit facility. Also at this time, ICG announced that it had a revised business plan, required additional funding and was exploring all strategic options involving ICG.

     On the evening of September 18, 2000, Carl Vogel, Chairman and Chief Executive Officer resigned from his position as CEO and from the Board of Directors. In addition, Mr. Gary Howard representing Liberty Media and Mr. Thomas Hicks representing Hicks Muse resigned as directors.

     On September 19, 2000, the Board of Directors ratified the formation of a Special Executive Committee to address the current events affecting the Company. The Special Executive Committee is comprised of Mr. William Laggett, Mr. John Moorhead, Mr. Leontis Teryazos and Mr. Walter Threadgill.

     On September 26, 2000, the ICG Board of Directors appointed Randall Curran as Chief Executive Officer. In addition, the Company hired Wasserstein Perella & Co., independent financial advisors, Zolfo Cooper, LLC, advisors that specialize in company turnarounds and restructuring, and Gleacher & Co., financial advisors.

     On September 29, 2000, the Company announced that it had reached agreement with its senior lenders to receive waivers on potential defaults under its senior secured credit facility. The Company's lenders allowed a 60-day waiver, and as part of this agreement, required payment of 50%, or $89.7 million, of the outstanding balance of the facility as of September 30, 2000.

     During the third quarter and subsequent thereto, ICG attempted to obtain additional funding while at the same time cutting all capital expenditures and minimizing operating expenditures in order to maximize cash flow. However, consistent with the capital markets reluctance to provide funding to the telecommunications industry, the capital markets previously open to ICG withdrew interest. In addition, in response to events and announcements made during the third quarter, the value of ICG's equity and public debt dramatically deteriorated in price during the third quarter. In combination, sources of available capital quickly diminished.

     On November 14, 2000, the Company filed for Chapter 11 protection. Also on that day, ICG announced that it had obtained a commitment letter which will provide ICG debtor-in-possession financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This debtor-in-possession financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. As of mid-November 2000, ICG is continuing operations and developing a formal plan of reorganization.

Status of Operations and Reorganization Plan

     During the pendancy of the Debtors Chapter 11 cases, ICG and the Company expect to provide on-going service to their customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Operations are expected to focus on existing markets where ICG has capacity, allowing ICG to add customers for nominal incremental cost and earn a better return on existing assets. In addition, ICG intends to focus on product sales that utilize existing infrastructure to reduce capital required in the short-term. In general, ICG will scale its geographic expansion and delivery of new products to better match its technical capabilities and capital availability. ICG's 22-city expansion plan originally scheduled for completion at year-end 2000 will be postponed.

     Due to the event described above, the Company is considering if an impairment of assets has occurred under SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". As the Company is currently undergoing a reorganization, there is not a definitive business plan in place with which to determine if an impairment has occurred or, if an impairment has occurred, the amount of such impairment. As a result, the Company has not reduced the carrying values of its assets in the accompanying consolidated financial statements.

Service Offerings

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

                                  Three months ended September 30, Nine months ended September 30,
                                    ------------------------------ ------------------------------
                                         1999            2000           1999            2000
                                    -------------- --------------- -------------- ---------------
                                       $       %       $      %       $      %       $       %
                                    --------- ----- -------- ----- -------- ----- --------  ----
                                                             (unaudited)
                                                           (in thousands)
 Statement of Operations Data:
 Revenue                            32,844     100   67,547    100   67,488  100  176,741    100
 Cost of services and expenses:
  Cost of services                   1,116       3   15,210     23    2,550    4  38,456      22
  Selling, general and
   administrative expenses             588       2    2,168      3    1,424    2   6,128       4
  Depreciation                      14,925      46   35,974     53   35,868   53  78,392      45
   Net loss on disposal of
    long-lived assets                    -       -      934      1        -    -     934       -
                                    --------- ----- -------- -----  -------- ----- --------  ----
    Total cost of services and
     expenses                       16,629      51   54,286     80   39,842   59  123,910     71
      Operating income              16,215      49   13,261     20   27,646   41   52,831     29

 Other Data:
 Net cash provided (used)  by
  operating activities             (24,584)         176,315         (18,249)      244,173
 Net cash used by investing
  activities                      (104,793)        (164,417)       (121,308)     (267,518)
 Net cash provided (used) by
  financing activities              73,602         (166,374)         71,183        12,337
 EBITDA (1)                         31,140      95   50,169     75   63,514   94  132,157     75
 Capital expenditures of
  continuing operations (2)         88,914           192,563         385,903      516,456

     (1) EBITDA consists of earnings (loss) from continuing operations before interest expense, income taxes, depreciation and amortization, other expense, net and accretion and preferred dividends on preferred securities of subsidiaries, or otherwise defined as operating loss plus depreciation and amortization. EBITDA (before nonrecurring and noncash charges) represents EBITDA before certain nonrecurring charges such as the net loss (gain) on disposal of long-lived assets and other, net operating costs and expenses, including deferred compensation. EBITDA and EBITDA (before nonrecurring and noncash charges) are provided because they are measures commonly used in the telecommunications industry. EBITDA and EBITDA (before nonrecurring and noncash charges) are presented to enhance an understanding of the Company's operating results and are not intended to represent cash flows or results of operations in accordance with generally accepted accounting principles ("GAAP") for the periods indicated. EBITDA and EBITDA (before nonrecurring and noncash charges) are not measurements under GAAP and are not necessarily comparable with similarly titled measures of other companies. Net cash flows from operating, investing and financing activities of continuing operations as determined using GAAP are also presented in Other Data.

     (2) Capital expenditures include assets acquired with cash, under capital leases, and pursuant to indefeasible right of use ("IRU) agreement.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999
                                     Three Months Ended September 30,
                                  ---------------------------------------
                                        1999                 2000
                                  ------------------  -------------------
                                     $         %         $          %
                                  --------  --------  --------   --------
                                         ($ values in thousands)
Revenue:
 From services provided to ICG     32,333     98       63,057      94
   Other                              511      2        4,490       6
                                  --------  --------  --------   --------
     Total Revenue                 32,844     100      67,547      100
                                  ========  ========  ========   ========


Cost of services                    1,116      3       15,210      23
                                  ========  ========  ========   ========
Selling, general and
 administrative:
   Amounts allocated from ICG         201      1        1,477       2

                                     Three Months Ended September 30,
                                  ---------------------------------------
                                        1999                 2000
                                  ------------------  -------------------
                                     $         %         $          %
                                  --------  --------  --------   --------
                                         ($ values in thousands)

   Other                              387      1          691       1
                                  --------  --------  --------   --------
      Total SG&A                      588      2        2,168       3
                                  ========  ========  ========   ========
Depreciation                       14,925     46       35,974      54
                                  ========  ========  ========   ========

Revenue

      A significant portion of the Company's revenue is through services provided to ICG. Revenue earned from the services provided to ICG can be broken out as follows:

                                          Three Months Ended September 30,
                                       ---------------------------------------
                                             1999                 2000
                                       ------------------  -------------------
                                          $         %         $          %
                                       --------  --------  --------   --------
                                              ($ values in thousands)
Revenue from services provided to ICG:
   Operating lease revenue              26,740     83       35,804      57
   Lease service fee revenue             4,372     14        6,812      11
    Corporate headquarters lease
     revenue                             1,221      3        1,258       1
    NetAhead revenue with DataChoice
     (a subsidiary of ICG)                   -      -       19,163      31
    NetAhead revenue with ICG                -      -           20       -
                                       --------  --------  --------   --------
     Total revenue from ICG             32,333     100      63,057      100
                                       ========  ========  ========   ========

     Revenue recorded on operating leases of property and equipment to ICG increased from $26.7 million for the three months ended September 30, 1999 to $35.8 for the same period in 2000, a 34% increase. Leasing revenue increased over the period as additional assets were leased to ICG from September 30, 1999 through September 30, 2000.

     Lease service fee revenue earned from ICG for the cost of carrying assets not yet placed into service increased from $4.4 million for the three months ended September 30, 1999 to $6.8 million for the same period in 2000. The lease service fee revenue increased primarily due to the increase in the amount of assets not yet placed into service as well as the fact that the service fee is earned at a rate of prime plus 4% (13.5% at September 30, 2000) and the prime rate increased from September 30, 1999 to September 30, 2000.

     The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the three months ended September 30, 1999 and 2000, the Company recorded revenue on the operating lease for the corporate headquarters of $1.2 million and $1.3 million, respectively.

     ICG Services also earned a significant amount of revenue from a subsidiary of ICG, DataChoice Network Services, L.L.C. ("DataChoice"), for DataChoice's use of NetAhead's RAS assets. During the three months ended September 30, 2000, the Company earned $19.2 million in this manner.

     Additionally, the increase in revenue during the three months ended September 30, 2000 over 1999 is also due to the recognition of approximately $4.4 million of revenue for the three months ended September 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

Cost of services

     Cost of services was $1.1 million for the three months ended September 30, 1999 and $15.2 million for the same period in 2000. Costs of services includes line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services. Additionally, the increase in cost of services during the three months ended September 30, 2000 over 1999 is due to the recognition of approximately $15.2 million of operating expenses for the three months ended September 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

Selling, general and administrative expenses

     Selling, general and administrative ("SG&A") expenses were approximately $0.6 million for the three months ended September 30, 1999 and $2.2 million for the same period in 2000. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.2 million and $1.5 million, representing 34% and 68% of total SG&A expenses for the three months ended September 30, 1999 and 2000, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. Additionally, the increase in SG&A expenses during the three months ended September 30, 2000 over 1999 is due to the recognition of $0.3 million of SG&A expenses which prior to February 17, 2000 had been off set against the deferred gain on the sale of NETCOM assets.

Depreciation

     Depreciation increased from $14.9 million for the three months ended September 30, 1999 to $36.0 million for the same period in 2000. Depreciation and amortization consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG Equipment's operations as well as a reduction in the overall weighted-average useful life of depreciable assets in service.

Interest expense

     Interest expense increased from $18.5 million for the three months ended September 30, 1999 to $37.4 million for the same period in 2000 (which includes $10.0 million in interest expense paid to ICG). Included in interest expense for the three months ended September 30, 1999 and 2000 was $15.9 million and $19.7 million of noncash interest, respectively. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999.

Interest income

     Interest income decreased from $5.2 million for the three months ended September 30, 1999 to $3.1 million for the same period in 2000. During the three months ended September 30, 1999, the Company earned interest from ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries. The Company also earned interest on invested cash balances during both the three months ended September 30, 1999 and 2000.

Share of net losses of equity investees

     ICG Services purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999. The Company's share of net losses of equity investees for the three months ended September 30, 1999 consists of the Company's share of net losses of ICG Ohio LINX, Inc. ("ICG Ohio LINX") and ICG ChoiceCom L.P. ("ChoiceCom") of $0.7 million and $2.7 million, respectively. For the same period in 2000, the Company's share of net losses of equity investees are comprised of the Company's share of net losses of ICG Ohio LINX and ChoiceCom of $1.0 million and $4.4 million, respectively.

Loss before extraordinary gain

     Loss before extraordinary gain increased from a loss of $0.5 million for the three months ended September 30, 1999 to loss of $26.4 million for the same period in 2000 due to the increase in revenue, offset by increases in cost of services, depreciation and interest expense, as noted above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

                                     Nine months ended September 30,
                                  ---------------------------------------
                                        1999                 2000
                                  ------------------  -------------------
                                     $         %         $          %
                                  --------  --------  --------   --------
                                         ($ values in thousands)
Revenue:
  From services provided to ICG    66,724     99      159,466      91

  Other                               764      1       17,275       9
                                  --------  --------  --------   --------
     Total Revenue                 67,488     100     176,741      100
                                  ========  ========  ========   ========

Cost of services                    2,550      4       38,456      22
                                  ========  ========  ========   ========
Selling, general and
 administrative:
   Amounts allocated from ICG         687      1        4,620       2
   Other                              737      1        1,508       1
                                  --------  --------  --------   --------
      Total SG&A                    1,424      2        6,128       3
                                  ========  ========  ========   ========
Depreciation                       35,868     53       78,392      45
                                  ========  ========  ========   ========

Revenue

      A significant portion of the Company's revenue is through services provided to ICG. Revenue earned from the services provided to ICG can be broken out as follows:

                                          Nine months ended September 30,
                                       ---------------------------------------
                                             1999                 2000
                                       ------------------  -------------------
                                          $         %         $          %
                                       --------  --------  --------   --------
                                              ($ values in thousands)
Revenue from services provided to ICG:
   Operating lease revenue              53,459     80      101,168      64
   Lease service fee revenue             9,708     15       17,335      10
    Corporate headquarters lease
     revenue                             3,557      5        3,737       3
    NetAhead revenue with
     DataChoice (a subsidiary of ICG)        -      -       37,167      23
    NetAhead revenue with ICG                -      -           59       -
                                       --------  --------  --------   --------
     Total revenue from ICG             66,724     100     159,466      100
                                       ========  ========  ========   ========

     Revenue recorded on operating leases of property and equipment to ICG increased from $53.5 million for the nine months ended September 30, 1999 to $101.2 for the same period in 2000, an 89% increase. Leasing revenue increased over the period as additional assets were leased to ICG Telecom from September 30, 1999 through September 30, 2000.

     Lease service fee revenue earned from ICG for the cost of carrying assets not yet placed into service increased from $9.7 million for the nine months ended September 30, 1999 to $17.3 million for the same period in 2000. The lease service fee revenue increased primarily due to the increase in the amount of assets not yet placed into service as well as the fact that the service fee is earned at a rate of prime plus 4% (13.5% at September 30, 2000) and the prime rate increased from September 30, 1999 to September 30, 2000.

     The Company also received rental income from ICG under the operating lease for ICG's corporate headquarters, which the Company purchased and simultaneously leased to ICG, effective January 1, 1999. For the nine months ended September 30, 1999 and 2000, the Company recorded revenue on the operating lease for the corporate headquarters of $3.6 million and $3.7 million, respectively.

     ICG Services also earned a significant amount of revenue from a subsidiary of ICG, DataChoice, for DataChoice's use of NetAhead RAS assets. During the nine months ended September 30, 2000, the Company earned $37.2 million in this manner.

     Additionally, the increase in revenue during the nine months ended September 30, 2000 over 1999 is also due to the recognition of approximately $17.0 million of revenue for the nine months ended September 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

Cost of services

     Cost of services was $2.6 million for the nine months ended September 30, 1999 and $38.5 million for the same period in 2000. Cost of services includes line costs and other direct costs of NetAhead associated with NetAhead's and ICG Telecom's joint service offering of IP telephony services. Additionally, the increase in cost of services during the nine months ended September 30, 2000 over 1999 is due to the recognition of approximately $38.4 million of operating expenses for the nine months ended September 30, 2000 which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

Selling, general and administrative expenses

     Selling, general and administrative ("SG&A") expenses were approximately $1.4 million for the nine months ended September 30, 1999 and $6.1 million for the same period in 2000. SG&A expenses include allocations of a portion of ICG's general and administrative expenses for certain direct and indirect costs incurred by ICG on behalf of the Company. Such allocations were $0.7 million and $4.6 million, representing 48% and 75% of total SG&A expenses for the nine months ended September 30, 1999 and 2000, respectively. Remaining SG&A expenses include general corporate administrative expenses, including professional and cash management fees. Additionally, the increase in SG&A expenses during the nine months ended September 30, 2000 over 1999 is due to the recognition of $2.0 million of SG&A expenses which prior to February 17, 2000 had been offset against the deferred gain on the sale of NETCOM assets.

Depreciation

     Depreciation increased from $35.9 million for the nine months ended September 30, 1999 to $78.4 million for the same period in 2000. Depreciation consists primarily of depreciation of ICG Equipment's property and equipment purchased from and for ICG Telecom and leased to ICG Telecom under long-term operating leases, in addition to depreciation of property and equipment of NetAhead. The increase in depreciation is primarily due to the continued expansion of ICG Equipment's operations as well as a reduction in the overall weighted-average useful life of depreciable assets in service.

Interest expense

     Interest expense increased from $51.6 million for the nine months ended September 30, 1999 to $91.9 million for the same period in 2000 (which includes $11.9 million in interest expense paid to ICG). Included in interest expense for the nine months ended September 30, 1999 and 2000 was $46.3 million and $53.5 million of noncash interest, respectively. Interest expense is primarily attributable to the 10% Senior Discount Notes due 2008 (the "10% Notes") issued in February 1998, the 9 7/8% Senior Discount Notes due 2008 (the "9 7/8% Notes") issued in April 1998 and the senior secured financing facility (the "Senior Facility") completed in August 1999.

Interest income

     Interest income decreased from $20.5 million for the nine months ended September 30, 1999 to $8.8 million for the same period in 2000 and represents net interest income from ICG for invoices paid by the Company on behalf of ICG and its other operating subsidiaries and repaid on a quarterly basis as well as interest earned on invested cash balances.

Share of net losses of equity investees

     ICG Services purchased a 20% equity interest in ICG Ohio LINX in August 1998 and a 49% equity interest in ChoiceCom in March 1999. The Company's share of net losses of equity investees for the nine months ended September 30, 1999 consists of the Company's share of net income of ICG Ohio LINX. of $1.6 million, offset by the Company's share of net losses of ChoiceCom of $6.3 million. For the same period in 2000, the Company's share of net losses of equity investees are comprised of the Company's share of net losses of ICG Ohio LINX and ChoiceCom of $2.8 million and $12.3 million, respectively.

Loss before extraordinary gain

     Loss before extraordinary gain increased from $7.8 million for the nine months ended September 30, 1999 to $45.0 million for the same period in 2000 due to the increase in revenue, offset by increases in cost of services, depreciation and interest expense, as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash and short term investments of approximately $32.2 million. On November 14, 2000, ICG announced that it had obtained a commitment letter which will provide ICG debtor-in-possession financing for a minimum of $200 million and the potential for an additional $150 million if certain criteria are met. This debtor-in-possession financing is subject to customary pre-closing conditions and is contingent upon Bankruptcy Court approval. The debtor-in-possession financing terms require that the Company's Senior Facility be paid off at the time of the first borrowing.
Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable ICG to fund operations through the bankruptcy restructuring process.

     At September 30, 2000, the Company had approximately $957.6 million of indebtedness outstanding. As a result of filing for protection under bankruptcy law, the Company is not currently paying any of the debt service obligations that are outstanding as of November 14, 2000. In addition, future payment of principal and interest on all of the outstanding indebtedness is subject to court approval and may be discharged in whole or in part in bankruptcy with proceeds from the court approved plan of reorganization or liquidation of the Company. There can be no assurance that any amounts owed to creditors will be paid or paid in full.

     In the event that plans or assumptions change or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the contemplated financing arrangements, prove to be insufficient to fund operations, the Company may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

Net Cash Provided (Used) By Operating Activities

     The Company's operating activities used $18.2 million and provided $244.2 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used by operating activities during the nine months ended September 30, 1999 is primarily due to net income, which was more than offset by changes in working capital items and noncash expenses, such as deferred interest expense and depreciation. Net cash provided by operating activities during the nine months ended September 30, 2000 is primarily due to net losses, which are more than offset noncash expenses, such as deferred interest expense and depreciation.

Net Cash Used By Investing Activities

     The Company's investing activities used $121.3 million and $267.5 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used by investing activities for the nine months ended September 30, 1999 includes proceeds from the sales of the operations of NETCOM of $252.9 million and the sale of short-term investments and marketable and available for sale securities of $51.6 million, offset by the acquisition of property, equipment and other assets of $379.7 million, the purchase of the 49% equity interest in ChoiceCom of $35.1 million and the purchase of restricted preferred stock of $11.0 million. Net cash used by investing activities during the nine months ended September 30, 2000 is primarily from the acquisition of property, equipment and other assets of $286.9 million partially offset by proceeds from the sale of short-term investments and marketable trading securities of $21.1 million. The Company acquired assets under capital leases and pursuant to IRU agreement of $229.5 million during the nine months ended September 30, 2000.

Net Cash Provided By Financing Activities

     The Company's financing activities provided $71.2 million and $12.3 million for the nine months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999, the Company's financing activities consist of the net proceeds from the issuance of long-term debt, principal payments on long-term debt and capital leases and deferred financing and lease administration costs. Net cash provided by financing activities for the nine months ended September 30, 2000 is primarily from the proceeds from the Senior Facility and the pre-payment from ICG which are partially offset by principal payments on the IRU agreement, long-term debt and capital leases.

     On August 12, 1999, ICG Equipment and NetAhead entered into a $200.0 million senior secured financing facility (the "Senior Facility") consisting of a $75.0 million term loan, a $100.0 million term loan and a $25.0 million revolving line of credit. As of September 30, 2000, the Company had $84.4 million outstanding under the loans at weighted average interest rates ranging from 9.26% to 10.06% for the nine months ended September 30, 2000.

     As of September 30, 2000, the Company had an aggregate accreted value of approximately $704.7 million outstanding under the 10% Notes and the 9 7/8% Notes.

Other Cash Commitments and Capital Requirements

     The Company's capital expenditures of continuing operations, including assets acquired with cash, under capital leases and pursuant to IRU agreement were $385.9 million and $516.5 million for the nine months ended September 30, 1999 and 2000, respectively. The Company is in the process of evaluating its future capital expenditure requirements in light of the bankruptcy proceedings and as part of the Company's restructuring plan.

     To facilitate the expansion of its services and networks, the Company has entered into equipment purchase agreements with various vendors under which the Company has committed to purchase a substantial amount of equipment and other assets, including a full range of switching systems, fiber optic cable, network electronics, software and services. If the Company fails to meet the minimum purchase level in any given year, the vendor may discontinue certain discounts, allowances and incentives otherwise provided to the Company.

     Under the debtor-in-possession financing commitment, the Company's capital expenditures will be significantly restricted. Given this, there is substantial doubt about the Company's ability to complete and place in service the Company's $586.2 million construction in progress balance as of September 30, 2000.

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

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to the Company's proposed debtor-in-possession financing which, subject to changes, will incur interest at the LIBOR rate plus 4%.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        On November 14, 2000 the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court. The bankruptcy petition was filed in order to preserve cash and give the Company the opportunity to restructure its debt.

        See Notes 1 and 6 to the Company's unaudited consolidated financial statements for the quarterly period ended September 30, 2000 contained elsewhere in this Quarterly Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS

        Due to the bankruptcy proceedings discussed in note 1 to the Company's unaudited consolidated financial statements for the nine months ended September 30, 2000, the Company is currently in default under the 10% Notes, 9 7/8% Notes, and the Senior Secured Facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

        (A) Exhibits.

            (10)  Material Contracts.

                  10:1: Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

            (27)  Financial Data Schedule.

                  27.1: Financial Data Schedule of ICG Services, Inc. for the nine months ended September 30, 2000.

        (B) Reports on Form 8-K.

            (i) Current Report on Form 8-K dated September 18, 2000, regarding the announcement of a revised business plan.

                                INDEX TO EXHIBIT
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                INDEX TO EXHIBITS

10.1 Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

27.1:Financial  Data  Schedule of ICG  Services,  Inc. for the nine months ended
     September 30, 2000.

                                  EXHIBIT 10.1

Amendment and Waiver No. 4 to the Loan Documents, dated as of September 29, 2000, among ICG Equipment, Inc., ICG NetAhead, Inc., ICG Services, Inc., as Parent, certain Initial Lender Parties party thereto, Morgan Stanley Senior Funding, Inc., as Sole Book-Runner and Lead Arranger, Royal Bank of Canada, as Collateral Agent and as Administrative Agent for such Lender Parties, Bank of America, N.A., as Documentation Agent and Barclays Bank Plc, as Co-Documentation Agent.

                                  EXHIBIT 27.1

Financial Data Schedule of ICG Services, Inc. for the nine months ended September 30, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 11, 2000.



                                       ICG SERVICES, INC.



Date:  December 11, 2000               By: /s/ Randall C. Curran
                                           ------------------------------------
                                           Randall C. Curran
                                           Chief Executive Officer






Date:  December 11, 2000               By: /s/ John V. Colgan
                                           ------------------------------------
                                           John V. Colgan, Vice President of
                                           Finance and Controller
                                           (Principal Accounting Officer)